Form 10-Q
period 2018-03-31
FTS International, Inc.
filed 2018-05-01
CIK 1529463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38382

FTS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0780081
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

777 Main Street, Fort Worth, Texas (Address of principal executive offices)	76102 (Zip Code)

(817) 862-2000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

As of April 28, 2018, the registrant had 109,274,564 shares of common stock,  $0.01 par value, outstanding.

FTS INTERNATIONAL, INC.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. Forward-looking statements may be identified by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “likely,” “may,” “project,” “potential,” “seek,” “should,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, investors should not unduly rely on such statements. The risks that could cause these forward-looking statements to be inaccurate include but are not limited to:

•	a decline in domestic spending by the onshore oil and natural gas industry;
•	volatility in oil and natural gas prices;
•	the effect of a loss of, or financial distress of, one or more significant customers;
•	actions of the Organization of the Petroleum Exporting Countries, or OPEC, its members and other state-controlled oil companies relating to oil price and production controls;
•	our inability to employ a sufficient number of key employees, technical personnel and other skilled or qualified workers;
•	the price and availability of alternative fuels and energy sources;
•	the discovery rates of new oil and natural gas reserves;
•	the availability of water resources, suitable proppant and chemicals in sufficient quantities for use in hydraulic fracturing fluids; and
•	uncertainty in capital and commodities markets and the ability of oil and natural gas producers to raise equity capital and debt financing.

See the “Risk Factors” included in Item 1A of our annual report on Form 10-K for a more complete discussion of the risks and uncertainties mentioned above and for discussion of other risks and uncertainties we face that could cause our forward-looking statements to be inaccurate. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this quarterly report and hereafter in our other filings with the Securities and Exchange Commission and other public communications.

We caution that the risks and uncertainties identified by us may not be all of the factors that are important to investors. Furthermore, the forward-looking statements included in this quarterly report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

PART 1 – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2018	2017
Revenue
Revenue	$425.1	$191.9
Revenue from related parties	42.4	21.6
Total revenue	467.5	213.5

Operating expenses
Costs of revenue (excluding depreciation of $18.4 and $18.8, respectively, included in depreciation and amortization below)	312.2	174.8
Selling, general and administrative	25.8	19.5
Depreciation and amortization	20.6	21.8
Impairments and other charges	2.0	0.1
Loss (gain) on disposal of assets, net	0.5	(0.4)
Gain on insurance recoveries	—	(2.6)
Total operating expenses	361.1	213.2

Operating income	106.4	0.3

Interest expense, net	(17.4)	(21.2)
Loss on extinguishment of debt, net	(9.3)	—
Equity in net income of joint venture affiliate	—	0.9

Income (loss) before income taxes	79.7	(20.0)
Income tax expense	1.0	0.1

Net income (loss)	$78.7	$(20.1)

Net income (loss) attributable to common stockholders	$501.9	$(71.4)

Basic and diluted earnings (loss) per share attributable to common stockholders	$5.68	$(1.38)
Shares used in computing basic and diluted earnings (loss) per share	88.4	51.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions, except share amounts)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$155.5	$208.1
Accounts receivable, net	263.2	231.1
Accounts receivable from related parties	37.2	3.0
Inventories	53.3	44.5
Prepaid expenses and other current assets	8.8	19.9
Total current assets	518.0	506.6

Property, plant, and equipment, net	278.3	270.9
Intangible assets, net	29.5	29.5
Investment in joint venture affiliate	21.2	21.0
Other assets	7.5	3.0
Total assets	$854.5	$831.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$158.1	$138.3
Accrued expenses and other current liabilities	53.0	44.4
Total current liabilities	211.1	182.7

Long-term debt	727.2	1,116.4
Other liabilities	1.4	0.4
Total liabilities	939.7	1,299.5

Commitments and contingencies (Note 11)
Series A convertible preferred stock, $0.01 par value, 350,000 shares authorized, issued and outstanding at December 31, 2017	—	349.8

Stockholders’ deficit
Preferred stock, $0.01 par value, 25,000,000 shares authorized at March 31, 2018
Common stock, $0.01 par value, 320,000,000 shares authorized, 109,274,564 shares issued and outstanding at March 31, 2018 and 51,782,735 shares issued and outstanding at December 31, 2017	36.4	35.9
Additional paid-in capital	4,366.0	3,712.1
Accumulated deficit	(4,487.6)	(4,566.3)
Total stockholders’ deficit	(85.2)	(818.3)
Total liabilities and stockholders’ deficit	$854.5	$831.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2018	2017
Cash flows from operating activities
Net income (loss)	$78.7	$(20.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20.6	21.8
Stock-based compensation	1.6	—
Amortization of debt discounts and issuance costs	0.9	0.9
Loss (gain) on disposal of assets, net	0.5	(0.4)
Loss on extinguishment of debt, net	9.3	—
Gain on insurance recoveries	—	(2.6)
Other non-cash items	0.1	(0.7)
Changes in operating assets and liabilities:
Accounts receivable	(32.1)	(28.2)
Accounts receivable from related parties	(34.2)	(23.1)
Inventories	(9.1)	(9.7)
Prepaid expenses and other assets	(0.3)	0.5
Accounts payable	28.7	18.1
Accrued expenses and other liabilities	9.6	12.2
Net cash provided by (used in) operating activities	74.3	(31.3)

Cash flows from investing activities
Capital expenditures	(37.8)	(6.7)
Proceeds from disposal of assets	0.3	0.6
Proceeds from insurance recoveries	—	3.8
Net cash used in investing activities	(37.5)	(2.3)

Cash flows from financing activities
Repayments of long-term debt	(399.3)	—
Net proceeds from issuance of common stock	303.0	—
Payments of revolving credit facility issuance costs	(2.2)	—
Net cash used in financing activities	(98.5)	—

Net decrease in cash, cash equivalents, and restricted cash	(61.7)	(33.6)
Cash, cash equivalents, and restricted cash at beginning of period	217.2	169.4
Cash, cash equivalents, and restricted cash at end of period	$155.5	$135.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2017	51,783	$35.9	$3,712.1	$(4,566.3)	$(818.3)

Net income	—	—	—	78.7	78.7
Activity related to stock plans	—	—	1.6	—	1.6
Recapitalization of convertible preferred stock to common stock	39,415	0.4	349.4	—	349.8
Issuance of common stock	18,077	0.1	302.9	—	303.0
Balance at March 31, 2018	109,275	$36.4	$4,366.0	$(4,487.6)	$(85.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

Unless the context requires otherwise, the use of the terms “FTSI,” “Company”, “we,” “us,” “our” or “ours” in these Notes to Condensed Consolidated Financial Statements refer to FTS International, Inc., together with its consolidated subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017. In our opinion, the condensed consolidated financial statements included herein contain all adjustments of a normal, recurring nature considered necessary for a fair presentation of the interim periods. The results of operations of the interim periods are not necessarily indicative of the results of operations to be expected for the full year. There were no items of other comprehensive income in the periods presented.

Initial Public Offering and Related Events

In February 2018, the Company completed an initial public offering (“IPO”) of its common stock, recapitalized its convertible preferred stock into shares of common stock, and effected a reverse stock split of its common stock. See Note 4 – “Stockholders’ Deficit” for information about our IPO and these related events.

New Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), 2014-09, Revenue from Contracts with Customers. The FASB has subsequently issued a number of additional ASUs to update this guidance. This guidance supersedes substantially all existing accounting guidance related to the accounting for revenue transactions. This guidance establishes a core principle that an entity should record revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. We adopted this standard on January 1, 2018. Our approach to adopting this standard included performing a review of key contracts and comparing historical accounting policies and practices to the new accounting guidance. The accounting for revenue under the new ASU is materially consistent with our previous revenue recognition process. These condensed consolidated financial statements have been prepared in accordance with the new ASU utilizing the modified retrospective method, which did not require a cumulative effect of accounting change at January 1, 2018. The required disclosures have been reflected in Note 5 – “Revenue.”

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This standard was issued to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted this standard on January 1, 2018, and it had no effect on our statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This standard was issued to change the presentation of amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this standard on January 1, 2018, and the effects of this standard and related required disclosures have been reflected in our condensed consolidated statements of cash flows and Note 2 – “Restricted Cash.”

NOTE 2 — RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows:

	March 31,	December 31,
(In millions)	2018	2017
Cash and cash equivalents	$155.5	$208.1
Restricted cash included in prepaid expenses and other current assets	—	9.1
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$155.5	$217.2

As of December 31, 2017, we had amounts included in restricted cash that represented amounts required to be set aside by contractual agreement with our casualty and general liability insurance provider and corporate credit card provider. In February 2018, these contractual agreements to set aside cash were terminated. Therefore, as of March 31, 2018, we had no restricted cash balance.

As a result of our adoption of ASU 2016-18, we recasted certain balances in our condensed consolidated statement of cash flows for the three months ended March 31, 2017. The following table reflects the recasted balances:

	Three Months Ended March 31, 2017
(In millions)	As Reported	Adjustments	Recasted
Cash, cash equivalents, and restricted cash at beginning of period	$160.3	$9.1	$169.4
Cash, cash equivalents, and restricted cash at end of period	$126.7	$9.1	$135.8

The amount of restricted cash at both January 1, 2017, and March 31, 2017, was $9.1 million.

NOTE 3 — INDEBTEDNESS AND BORROWING FACILITY

The following table summarizes our long-term debt:

	March 31,	December 31,
(In millions)	2018	2017
Senior floating rate notes due June 2020	$—	$290.0
Term loan due April 2021	331.0	431.0
Senior notes due May 2022	404.0	409.0
Total principal amount	735.0	1,130.0
Less unamortized discount and debt issuance costs	(7.8)	(13.6)
Total long-term debt	$727.2	$1,116.4
Estimated fair value of long-term debt	$740.1	$1,113.8

Estimated fair values for our term loan and senior notes were determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the FASB’s fair value hierarchy. We believe we were in compliance with all of the covenants in our debt agreements at March 31, 2018.

Debt Repayments

In February 2018, we repaid all $290.0 million remaining principal amount of senior floating rate notes due June 2020 (“2020 Senior Notes”) using cash on hand and proceeds received from our IPO. See Note 4 – “Stockholders’ Deficit” for more information about our IPO. We recognized a loss on this debt extinguishment of $8.3 million.

In the first three months 2018, we repaid $100.0 million of aggregate principal amount of term loan due April 2021 (“Term Loan”) using cash on hand and proceeds received from our IPO. We recognized a loss on this debt extinguishment of $1.0 million.

In January 2018, we repurchased $5.0 million of aggregate principal amount of senior notes due May 2022 (“2022 Senior Notes”) in the qualified institutional market using cash on hand. We recognized an immaterial gain on debt extinguishment.

As of March 31, 2018, we had $735.0 million aggregate principal amount of long-term debt still outstanding. In April 2018, we repaid $50.0 million of aggregate principal amount of Term Loan using cash on hand. We recognized an immaterial loss on this debt extinguishment for a portion of unamortized discount and debt issuance costs.

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

The maximum availability of credit under the credit facility is limited at any time to the lesser of $250 million or a borrowing base. The borrowing base is based on percentages of eligible accounts receivable and eligible inventory and is subject to certain reserves. In an event of default or if the amount available under the credit facility is less than either 10% of our maximum availability or $12.5 million, we will be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. If at any time borrowings and letters of credit issued under the credit facility exceed the borrowing base, we will be required to repay an amount equal to such excess.

The credit facility contains covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase or pay dividends on our common stock, sell substantially all of our assets, make certain investments, or enter into certain other transactions.

As of March 31, 2018, our borrowing base was $177.2 million and therefore our maximum availability under the credit facility was $177.2 million. As of March 31, 2018, there were no borrowings outstanding under the credit facility, and letters of credit totaling $5.9 million had been issued, resulting in $171.3 million of availability under the credit facility. The borrowing base will be adjusted in the second quarter using eligible accounts receivable and eligible inventory information as of March 31, 2018.

NOTE 4 — STOCKHOLDERS’ DEFICIT

Initial Public Offering of Common Stock

We completed an IPO of 22.4 million shares of common stock at a price to the public of $18.00 per share, of which 18.1 million shares were sold by the Company and 4.3 million shares were sold by one of our stockholders, a subsidiary of Chesapeake Energy Corporation. The shares began trading on The New York Stock Exchange on February 2, 2018, under the ticker symbol “FTSI.” The Company received net proceeds from the offering of $303.0 million, after offering costs. We used the net proceeds from the offering for general corporate purposes, primarily debt repayments. The Company did not receive any proceeds from the offering of shares by the selling stockholder.

Reverse Stock Split

In connection with the IPO, we amended and restated our certificate of incorporation to effect a 69.258777:1 reverse stock split of our common stock.

Recapitalization of Convertible Preferred Stock

In connection with the IPO, a number of shares of our convertible preferred stock (“Preferred Stock”) converted into common stock at the rate of 155.944841 shares of common stock per each share of Preferred Stock. All remaining shares of Preferred Stock were cancelled. We refer to this conversion and the cancelation together as the recapitalization of the Preferred Stock. The conversion rate of the Preferred Stock and shares canceled were calculated so that following the recapitalization, stockholders that did not own Preferred Stock would own 7% of our common stock prior to the IPO. The recapitalization of all outstanding shares of our Preferred Stock resulted in 39.4 million shares of common stock.

NOTE 5 — REVENUE

Historically, the Company has contracted with its customers to perform hydraulic fracturing services on one or more oil or natural gas wells. Under these arrangements, we satisfy our performance obligations as services are rendered, which is generally upon the completion of a fracturing stage. We typically complete one or more stages per day. A stage is considered complete when we have met the specifications set forth by the customer, at which time we have the right to invoice the customer and the customer is obligated to pay us for the services rendered. The price for our services typically includes an equipment charge and product charges for proppant, chemicals and other products actually consumed during the course of providing our services. The price for each stage of a particular well does not vary significantly. Payment terms average approximately two months from the date a stage is completed. All consideration owed to us for services performed during a period is fixed and our right to receive it is unconditional.

We have recently entered into new pricing arrangements for our services with some customers. Under these arrangements, we provide our customer with exclusive use of a fracturing fleet for a period of time and satisfy our performance obligation as services are rendered, which is based on the passage of time rather than the completion of a stage. Under these arrangements, we have the right to receive consideration from a customer even if circumstances outside of our control prevent us from performing our work. All consideration owed to us for services performed during a period is fixed and our right to receive it is unconditional.

Pricing for our services is frequently negotiated with our customers and is based on prevailing market rates during each reporting period. The amounts we invoice our customers for services performed during a period are directly related to the value received by the customers for the period. There is no inherent uncertainty to the amount of consideration we will receive for services performed during a period and no judgment is required to allocate a portion of the transaction price to a future period. Accordingly, we are not required to identify any unsatisfied performance obligations nor attribute any revenue to them.

During the period ended March 31, 2018, we acted as a principal, rather than as an agent, for all of the goods and services that we provided to our customers; our customer arrangements did not include obligations for refunds or warranties of our work; and we did not incur incremental costs to obtain or fulfill contracts with our customers.

To comply with the FASB disclosure objective, we are required to disaggregate our revenue into categories if it will provide an enhanced understanding of how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. To evaluate an appropriate level of disaggregation of revenue, we considered the following aspects of our business:

•	We provide a single service to our customers.
•	We only generate revenue in the U.S. onshore market.
•	We have a homogeneous customer base, which is comprised of large oil and gas exploration companies.
•	We provide our service over a short period of time.
•	We do not disaggregate our revenue into categories for any external communications nor to make resource allocation decisions.
•	We do not have separate operating segments.

Based on the above factors, we concluded that no additional disaggregation of revenue was necessary or meaningful to help depict the nature, amount, timing and uncertainty of our revenues and cash flows.

NOTE 6 — STOCK-BASED COMPENSATION

Our board of directors and stockholders have adopted the 2018 Equity and Incentive Compensation Plan (“2018 Plan”) to attract and retain officers, employees, directors, consultants and other key personnel and to provide those persons incentives and awards for performance. The 2018 Plan permits the grant of up to 2.8 million common shares in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, or other stock-based awards. Any shares that become available as a result of forfeiture, cancellation, expiration or cash settlement of an award are allowed to be granted again at a future date under the 2018 Plan. In the first three months of 2018, the compensation committee of our board of directors granted 2.8 million shares to employees and a non-employee director in the form of restricted stock units (“RSUs”).

RSUs are valued at the market price of a share of our common stock on the date of grant. Substantially all of these awards will vest in 25% increments over a four-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.

Stock-based compensation expense for these RSUs was $1.6 million for the three months ended March 31, 2018. The weighted-average grant-date fair value per share of RSUs granted was $19.90 for the three months ended March 31, 2018. At March 31, 2018, there was $51.1 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.9 years. The following table summarizes transactions related to the RSUs granted under the 2018 Plan.

		Weighted-
	Number	Average
	of Units	Grant Date
	(In thousands)	Fair Value
Unvested balance at January 1, 2018	—	$—
Granted	2,825	19.90
Vested	—	—
Forfeited	(175)	19.90
Unvested balance at March 31, 2018	2,650	$19.90

As of March 31, 2018,  2.7 million shares of unvested RSUs were outstanding under this plan, and up to 0.2 million shares were available for future grants under the plan.

Immediately prior to the IPO, there were approximately 111,000 stock-settled RSUs and approximately 94,000 cash- settled RSUs outstanding under our 2014 Long-Term Incentive Plan (“2014 LTIP”).  All RSUs vested upon the completion of our IPO, which qualified as the final vesting condition for these RSUs.  The Company elected to settle all RSUs on a cash basis. The compensation expense recognized in the first three months of 2018 for the stock-settled and cash-settled RSUs was $3.7 million. The 2014 LTIP was terminated after the payout of the RSUs.

NOTE 7 — IMPAIRMENTS AND OTHER CHARGES

The following table summarizes our impairments and other charges:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Supply commitment charges	$2.0	$—
Lease abandonment charges	—	0.1
Total impairments and other charges	$2.0	$0.1

Supply commitment charges relate to contractual inventory purchase commitments to certain proppant suppliers. During the first quarter of 2018, we recorded an aggregate charge under these supply arrangements of $2.0 million. These charges were attributable to a shortfall of purchases from these suppliers due to customer requirements for specific types of proppant that differed from our contracted supply.

We continuously work with our vendors to adjust our contracted amounts to match anticipated demand. While we have successfully worked with our vendors to minimize charges related to these purchase commitments in the past,  if we do not meet the minimum purchase commitments in the future and we are unable to work with our vendors to adjust our contracted amounts, we may incur additional supply commitment charges in future periods.

During 2015 and 2016, we vacated certain leased facilities to consolidate our operations. During the first three months of 2017, we recognized $0.1 million in connection with these actions.

NOTE 8 — GAIN ON INSURANCE RECOVERIES

In January 2017, a fire destroyed certain equipment in one of our fleets. These assets were insured at values greater than their carrying values. In the first three months of 2017, we received $3.8 million of insurance recovery proceeds for these assets, which exceeded their carrying values by $2.6 million.

NOTE 9 — INCOME TAXES

In 2012, we established a full valuation allowance with respect to our U.S. federal deferred tax assets and state deferred tax assets in excess of our deferred tax liabilities. We have continued to record a valuation allowance for these net deferred tax assets since 2012. As a result, we only recorded income tax expense for the first three months ended March 31, 2018 and 2017, for states that limit or disallow the deduction of net operating loss carryforwards. Please see Note 13 – “Income Taxes” in notes to consolidated financial statements included in our consolidated financial statements for the year ended December 31, 2017, for more information regarding our income taxes and valuation allowance. Deferred tax assets related to our U.S. federal and state operating losses are still available to us to offset future taxable income, subject to limitations in the event of a change of control under Section 382 of the Internal Revenue Code. At March 31, 2018, we had not incurred such an ownership change.

At each reporting date, we consider all available positive and negative evidence to evaluate whether our deferred tax assets are more likely than not to be realized. A significant piece of negative evidence that we consider is our cumulative losses (generally defined as losses before income taxes) incurred in recent years. Such evidence limits our ability to consider other subjective evidence such as our projections of future taxable income.

The Company generated income before income taxes in 2017 and the first quarter of 2018. This represents positive evidence that we may be able to realize some or all of our deferred tax assets; however, due to the negative evidence of our cumulative losses in recent years and the significant cyclicality of our business, we believe that the earliest period when we may adjust the valuation allowance is the fourth quarter of 2018.

In December 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 that, among other things, changed the taxation of certain foreign earnings beginning January 2018.  We are still in the process of evaluating these new foreign tax law provisions, although we believe any effect of these provisions will be immaterial to our financial statements.

NOTE 10—EARNINGS (LOSS) PER SHARE

The numerators and denominators of the basic and diluted earnings (loss) per share (“EPS”) computations for our common stock are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2018	2017
Numerator:
Net income (loss)	$78.7	$(20.1)
Convertible preferred stock accretion	—	(51.3)
Net reversal of convertible preferred stock accretion due to recapitalization of convertible preferred stock to common stock (1)	423.2	—
Net income (loss) attributable to common stockholders used for basic EPS computation	501.9	(71.4)
Add back the effect of dilutive securities:
Convertible preferred stock accretion (2)	—	—
Net income (loss) attributable to common stockholders used for diluted EPS computation	$501.9	$(71.4)

Denominator:
Weighted average shares used for basic EPS computation	88.4	51.8
Effect of dilutive securities:
Convertible preferred stock (2)	—	—
Restricted stock units (3) (4)	—	—
Dilutive potential common shares	—	—
Number of shares used for diluted EPS computation	88.4	51.8

Basic and diluted EPS	$5.68	$(1.38)

_________________________

(1)

The accreted value of our Preferred Stock was $1,132.7 million at December 31, 2017. In connection with the IPO, the Preferred Stock was recapitalized into 39.4 million shares of common stock. These common shares had a value of $709.5 million at the IPO share price of $18.00, which resulted in a net reversal of $423.2 million of convertible preferred stock accretion previously recognized.

(2)

Dilutive securities in our diluted EPS calculation for 2017 do not include the effects of converting the convertible preferred stock because the effect would be antidilutive. The number of common stock equivalents attributable to convertible preferred stock was 13.0  million shares as of March 31, 2017.

(3)

Dilutive securities in our diluted EPS calculation do not include RSUs granted under our 2014 LTIP. Vesting of these RSUs was dependent upon the satisfaction of both a service condition and a corporate liquidity event such as an initial public offering of our common stock. As of March 31, 2017, a corporate liquidity event had not occurred and the holders of these RSUs had no rights to our undistributed earnings. Therefore, they were excluded from the effect of dilutive securities. The number of common stock equivalents attributable to these RSUs was approximately 129,000 shares as of March 31, 2017.

(4)	The dilutive effect of RSUs granted under our 2018 Plan was immaterial for the first quarter of 2018

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We have purchase commitments with certain vendors to supply a significant portion of the proppant used in our operations and to assist us with the delivery of proppant to our job locations. There have been no significant changes to these purchase obligations since December 31, 2017.

Litigation

In the ordinary course of business, we are subject to various legal proceedings and claims, some of which may not be covered by insurance. Many of these legal proceedings and claims are in early stages, and many of them seek an indeterminate amount of damages. We estimate and provide for potential losses that may arise out of legal proceedings and claims to the extent that such losses are probable and can be reasonably estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different from these estimates. When preparing our estimates, we consider, among other factors, the progress of each legal proceeding and claim, our experience and the experience of others in similar legal proceedings and claims, and the opinions and views of legal counsel. We believe that costs associated with our legal matters will not have a material adverse effect on our consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the use of the terms “FTSI,” “Company”, “we,” “us,” “our” or “ours” refer to FTS International, Inc., together with its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that appear elsewhere in this quarterly report on Form 10-Q as well as information in our annual report on Form 10-K for the year ended December 31, 2017. Unless otherwise specified, all comparisons made are to the corresponding period of 2017.

Overview

We are one of the largest providers of hydraulic fracturing services in North America. Our services enhance hydrocarbon flow from oil and natural gas wells drilled by exploration and production companies in shale and other unconventional resource formations. Our customers include leading exploration and production companies that specialize in unconventional oil and natural gas resources in North America. We operate in five of the most active major unconventional basins in the United States: the Permian Basin, the SCOOP/STACK Formation, the Marcellus/Utica Shale, the Eagle Ford Shale and the Haynesville Shale. Substantially all of our business activities support our well completion services.

Significant developments in 2018

•	We activated one fleet in response to increased customer demand, which brought our total active fleet count to 28 at March 31, 2018.
•

In February 2018, we completed an IPO of 22.4 million shares of common stock of which 18.1 million shares were sold by the Company. The Company received net proceeds from the offering of $303.0 million, and we used the net proceeds from the offering for general corporate purposes, primarily debt repayments.

•

We repaid $395.0 million of aggregate principal amount of long-term debt in the first quarter using cash on hand and proceeds received from the IPO. Our remaining principal amount of long-term debt after these repayments was $735.0 million as of March 31, 2018.

•	In February 2018, we entered into a $250 million asset-based revolving credit facility to increase our available liquidity.
•	We repaid $50.0 million of aggregate principal amount of long-term debt in April 2018 using cash on hand. After this repayment, our remaining principal amount of long-term debt was $685.0 million.

Industry trends and business outlook

Our business depends on the willingness of our customers to make expenditures to explore for, develop, and produce oil and natural gas in the United States. The willingness of our customers to undertake these activities is predominantly influenced by current and expected future prices for oil and natural gas.

In the first quarter of 2018, the price of West Texas Intermediate crude oil averaged $62.91 compared with an average of $55.27 for the fourth quarter of 2017 and an average of $51.66 for the first quarter of 2017. This has led to an increase in our customer activity levels,  which is commonly measured by the active rig count. In the first quarter of 2018, the horizontal rig count averaged 831 compared with an average of 786 for the fourth quarter of 2017 and an average of 605 for the first quarter of 2017, according to a report by Baker Hughes, a GE company. These increased customer activity levels in 2018 contributed to a strong demand for our services during the period.

Based on conversations with our customers and industry forecasts of stable commodity prices and rig count, we expect demand for our services to remain strong throughout 2018. This market environment should provide us with the opportunity to activate additional equipment and increase our average active fleet count as the year progresses. We believe that expected market conditions will allow for continued profitability and substantial cash generation for the remainder of 2018.

Results of Operations

Revenue

Total revenue consists of revenue from hydraulic fracturing and wireline services. The following table includes certain operating statistics that affect our revenue:

	Three Months Ended
	March 31,
(Dollars in millions)	2018	2017
Revenue	$425.1	$191.9
Revenue from related parties	42.4	21.6
Total revenue	$467.5	$213.5

Total fracturing stages	8,152	6,523
Active fleets (1)	27.5	20.0
Total fleets (2)	32.0	32.0

_____________________________

(1)	Active fleets is the average number of fleets operating during the period. We had 28 and 22 active fleets at March 31, 2018 and 2017, respectively.
(2)	Total fleets is the total number of fleets owned during the period.

Total revenue for the first quarter of 2018 increased by $254.0 million from the same period in 2017. This increase was primarily due to an increase in the pricing of our services, an increase in the number of average fleets active during the period, and an increase in the number of fracturing stages completed,  all of which were driven by increased customer demand.

The number of fracturing stages completed per active fleet for the first quarter of 2018 decreased by 9% from the same period in 2017. This decrease was primarily due to increased winter weather delays in the first quarter of 2018 when compared with the same period in 2017.

Costs of revenue

Costs of revenue as a percentage of total revenue is as follows:

	Three Months Ended March 31,
	2018		2017
		As a Percent		As a Percent
(Dollars in millions)	Dollars	of Revenue	Dollars	of Revenue
Costs of revenue, excluding depreciation	$312.2	66.8%	$174.8	81.9%
Depreciation — costs of revenue	18.4	3.9%	18.8	8.8%
Total costs of revenue	$330.6	70.7%	$193.6	90.7%

Total costs of revenue in the first quarter of 2018 increased by $137.0 million from the same period in 2017. This increase was primarily due to an increase in our costs of revenue, excluding depreciation, which were partially offset by a decrease in the depreciation expense for our service equipment.

Costs of revenue, excluding depreciation, in the first quarter of 2018 increased by $137.4 million from the same period in 2017. This increase was due to our higher number of active fleets, an increased number of stages completed during 2018, a decrease in the portion of customers who provided their own proppant, and an increase in the costs for materials used in the fracturing process.

Depreciation for our service equipment in the first quarter of 2018 decreased by $0.4 million from the same period in 2017. Depreciation for our service equipment has been declining in recent periods due to asset disposals,  certain assets becoming fully depreciated, and the fact that we generally refurbish our equipment as it approaches the end of its useful life rather than replace it by purchasing new equipment. Because of our increased capital expenditures in recent periods and the fact that refurbished assets now make up a larger portion of our service equipment fleet, we believe that the trend for depreciation should be more consistent in future periods.

Total costs of revenue as a percentage of total revenue decreased by 20.0 percentage points from 90.7% in the first quarter of 2017 to 70.7% in the first quarter of 2018. This change was primarily due to an increase in the pricing for our services in the first quarter of 2018, which was partially offset by increased costs for materials used in the fracturing process.

Selling, general and administrative expense

Selling, general and administrative (“SG&A”) expense in the first quarter of 2018 increased by $6.3 million from the same period in 2017. This increase was primarily due to stock-based compensation expense incurred in 2018. We incurred $3.7 million of expense to settle all remaining unvested awards from our 2014 Long Term Incentive Plan, which vested upon the completion of our IPO. We also incurred $1.6 million of non-cash expense related to RSU awards granted in the first quarter of 2018. The increase in SG&A expense was also partly driven by a higher average employee headcount in the first quarter of 2018.

Depreciation and amortization

The following table summarizes our depreciation and amortization:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Depreciation — costs of revenue (1)	$18.4	$18.8
Depreciation — other (2)	2.2	3.0
Total depreciation and amortization	$20.6	$21.8

_________________________

(1)	Related to service equipment included in “Property, plant, and equipment, net” on our consolidated balance sheets discussed under the “Costs of revenue” heading of this discussion and analysis.
(2)	Related to all long-lived assets other than service equipment included in “Property, plant, and equipment, net” on our consolidated balance sheets.

Depreciation and amortization in the first quarter of 2018 decreased by $1.2 million from the same period in 2017. This decrease was partially due to a decrease in depreciation for our service equipment, which has been previously discussed under “costs of revenue.” The remaining decrease was primarily due to asset disposals and certain assets becoming fully depreciated.

Impairments and other charges

The following table summarizes our impairments and other charges:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Supply commitment charges	$2.0	$—
Lease abandonment charges	—	0.1
Total impairments and other charges	$2.0	$0.1

Supply commitment charges relate to contractual inventory purchase commitments to certain proppant suppliers. During the first quarter of 2018, we recorded an aggregate charge under these supply arrangements of $2.0 million. These charges were attributable to our decreased volume of purchases from these suppliers due to customer requirements for specific types of proppant that differed from our contracted supply and certain customers choosing to procure their own proppants.

We continuously work with our vendors to adjust our contracted amounts to match anticipated demand. While we have successfully worked with our vendors to minimize charges related to these purchase commitments in the past, if we do not meet the minimum purchase commitments in the future and we are unable to work with our vendors to adjust our contracted amounts, we may incur supply commitment charges in future periods.

During 2015 and 2016, we vacated certain leased facilities to consolidate our operations. During the first three months of 2017, we recognized $0.1 million in connection with these actions.

Gain on insurance recoveries

In January 2017, a fire destroyed certain equipment in one of our fleets. These assets were insured at values greater than their carrying values. In the first three months of 2017, we received $3.8 million of insurance recovery proceeds for these assets, which exceeded their carrying values by $2.6 million.

Interest expense, net

Interest expense, net of interest income, in the first quarter 2018 decreased by $3.8 million from the same period in 2017. The decrease was due to lower average long term debt balances, which were partially offset by higher average interest rates for our Term Loan and 2020 Senior Notes in 2018.

Gain (loss) on extinguishment of debt, net

In February 2018, we repaid all $290.0 million remaining principal amount of 2020 Senior Notes using cash on hand and proceeds received from our IPO. We recognized a loss on this debt extinguishment of $8.3 million.

In the first quarter of 2018, we repaid $100.0 million of aggregate principal amount of Term Loan using cash on hand and proceeds received from our IPO. We recognized a loss on this debt extinguishment of $1.0 million.

In January 2018, we repurchased $5.0 million of aggregate principal amount of 2022 Senior Notes in the qualified institutional market using cash on hand. We recognized an immaterial gain on debt extinguishment.

Income taxes

In 2012, we established a full valuation allowance with respect to our U.S. federal deferred tax assets and state deferred tax assets in excess of our deferred tax liabilities. We have continued to record a valuation allowance for these net deferred tax assets since 2012. As a result, we only recorded income tax expense for the first three months ended March 31, 2018  and 2017, for states that limit or disallow the deduction of net operating loss carryforwards.

Adjusted EBITDA

The following table reconciles our net income or loss to Adjusted EBITDA:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Net income (loss)	$78.7	$(20.1)
Interest expense, net	17.4	21.2
Income tax expense	1.0	0.1
Depreciation and amortization	20.6	21.8
Loss (gain) on disposal of assets, net	0.5	(0.4)
Loss on extinguishment of debt, net	9.3	—
Stock-based compensation	1.6	—
Gain on insurance recoveries	—	(2.6)
Adjusted EBITDA (1)	$129.1	$20.0

_____________________________

(1)

Adjusted EBITDA is a non-GAAP financial measure that we define as earnings before interest, income taxes, and depreciation and amortization; as well as, the following items, if applicable: gain or loss on disposal of assets; debt extinguishment gains or losses; inventory write-downs, asset and goodwill impairments; gain on insurance recoveries; acquisition earn-out adjustments; stock-based compensation;

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

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2018, we had $155.5 million of cash and $171.3 million of availability under our revolving credit facility, which resulted in a total liquidity position of $326.8 million. We believe that our cash and cash provided by operations will be sufficient to fund our operations and capital expenditures.

The maximum availability of credit under the credit facility is limited at any time to the lesser of $250 million or the borrowing base. The borrowing base is based on percentages of eligible accounts receivable and eligible inventory and is subject to certain reserves. As of March 31, 2018, our borrowing base was $177.2 million and therefore our maximum availability under the credit facility was $177.2 million. As of March 31, 2018, there were no borrowings outstanding under the credit facility, and letters of credit totaling $5.9 million had been issued, resulting in $171.3 million of availability under the facility. The borrowing base will be adjusted in the second quarter using eligible accounts receivable and eligible inventory information as of March 31, 2018.

See Note 3 — “Indebtedness and Borrowing Facility” in notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information on our credit facility.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Net income (loss) adjusted for non-cash items	$111.7	$(1.1)
Changes in operating assets and liabilities	(37.4)	(30.2)
Net cash provided by (used in) operating activities	74.3	(31.3)
Net cash used in investing activities	(37.5)	(2.3)
Net cash used in financing activities	(98.5)	—
Net decrease in cash, cash equivalents, and restricted cash	(61.7)	(33.6)
Cash, cash equivalents, and restricted cash at beginning of period	217.2	169.4
Cash, cash equivalents, and restricted cash at end of period	$155.5	$135.8

Cash flows from operating activities have historically been a significant source of liquidity we use to fund capital expenditures and repay our debt. Changes in cash flows from operating activities are primarily affected by the same factors that affect our net income, excluding non-cash items such as depreciation and amortization, stock-based compensation, and impairments of assets.

Cash flows from operating activities: Net cash provided by operating activities was $74.3 million in the first quarter of 2018 compared to net cash used in operating activities of $31.3 million in the same period of 2017. Cash flows from operating activities consists of net income or loss adjusted for non-cash items and changes in operating assets and liabilities. Net income or loss adjusted for non-cash items resulted in a cash increase of $111.7 million and a cash decrease of $1.1 million in the first quarter of 2018 and 2017, respectively. This change was primarily due to higher earnings in 2018. The net change in operating assets and liabilities resulted in a cash decrease of $37.4 million and $30.2 million in the first quarter of 2018 and 2017, respectively. The net change in operating assets and liabilities for 2018 was primarily due to an increase in working capital resulting from our increased activity level.

Cash flows from investing activities: Net cash used in investing activities was $37.5 million and $2.3 million in the first quarter of 2018 and 2017, respectively. This change was primarily due to increased capital expenditures in 2018. The increase in capital expenditures in 2018 was due to our increased operations, fleet reactivations, and costs incurred to date to build two additional fleets.

Cash flows from financing activities: Net cash used in financing activities was $98.5 million in the first quarter of 2018. We used $399.3 million of cash to repay debt which we mostly funded with $303.0 million of net proceeds received from our IPO.

Cash Requirements

Contractual Commitments and Obligations

During the first quarter of 2018, we repaid $395.0 million of aggregate principal amount of long-term debt using cash on hand and proceeds received from our IPO.  As of March 31, 2018, we had $735.0 million aggregate principal amount of long-term debt still outstanding. In April 2018, we repaid $50.0 million of aggregate principal amount of Term Loan using cash on hand.  See Note 3 — “Indebtedness and Borrowing Facility” in notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information on our debt repayments and remaining amounts of long-term debt. There have been no other significant changes to our contractual obligations outside the ordinary course of business since December 31, 2017.

Capital expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Our capital expenditures for the first quarter of 2018 represented the amount necessary to support our current operations,  fleet reactivations, and costs to-date to construct two additional fleets, which we expect to complete in 2018. We estimate our total capital expenditures in 2018 will range from $130 million to $150 million. Once completed, our total available fleet size will increase from 32 fleets to 34 fleets, representing a total of 1.7 million hydraulic horsepower. We expect our capital expenditures related to these two additional fleets to be approximately $50 million, of which approximately $10 million was spent in 2017 and the remainder will be spent in 2018. Our remaining estimate for capital expenditures will be used to support our current operations and fleet reactivations in 2018. Our cash and any cash provided by operations will be used to fund our capital expenditure needs, which we believe will be sufficient to support our operations in 2018. We continuously evaluate our capital expenditures and the amount we ultimately spend will primarily depend on industry conditions.

Off-Balance Sheet Arrangements

Except for our normal operating leases, we do not have any off balance sheet financing arrangements, transactions, or special purpose entities.

Recently Issued Accounting Pronouncements

See Note 1 — “Basis of Presentation” in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2018, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

We are subject to interest rate risk on a portion of our long-term debt. Our Term Loan bears interest at a variable rate based on LIBOR plus a margin of 4.75% per annum, with a 1.00% LIBOR floor. As of March 31, 2018, LIBOR was above the 1.00% floor. Therefore a 1.00% increase in LIBOR would increase the annual interest payments for this debt by approximately $3.3 million.

We are subject to commodity price risk related to our diesel fuel usage. A $0.25 per gallon change in the price of diesel fuel would have changed our costs of revenue, excluding depreciation, by approximately $2 million.

During 2017, substantially all of our operations were conducted within the United States; therefore we had no significant exposure to foreign currency exchange rate risk.

Item 4.  Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2018, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

For a description of our legal proceedings, see Note 11 — “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Item 1A.  Risk Factors.

Our investors should carefully consider the risks and other information discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017, when evaluating us and our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description
3.1***	Amended and Restated Certificate of Incorporation of the Company
3.2***	Amended and Restated Bylaws of the Company
4.1***	Indenture, dated as of April 16, 2014, among FTS International, Inc., as issuer, the guarantors named therein and U.S. Bank National Association, as collateral agent and trustee
4.3***	Registration Rights Agreement
4.4***	Investors’ Rights Agreement by and among FTS International, Inc., Maju Investments (Mauritius) Pte Ltd and CHK Energy Holdings, Inc.
4.5***	Investors’ Rights Agreement by and among FTS International, Inc., Senja Capital Ltd and Hampton Asset Holding Ltd.
10.13***†	Form of Indemnification Agreement between FTS International, Inc. and each of its directors and executive officers
10.24***†	FTS International, Inc. 2018 Equity and Incentive Compensation Plan
10.25*†	Form of Amended and Restated Restricted Stock Unit Agreement under the 2018 Equity and Incentive Compensation Plan
10.31***	Credit Agreement, dated February 22, 2018, among FTS International, Inc., Wells Fargo Bank, National Association, as administrative agent, and the several lenders party thereto
10.32***

Guaranty and Security Agreement, dated February 22, 2018, among FTS International Services, LLC, FTS International, Inc., FTS International Manufacturing, LLC and Wells Fargo Bank, National Association, as administrative agent

10.33***	Trademark Security Agreement, dated February 22, 2018, between FTS International Services, LLC and Wells Fargo Bank, National Association, as administrative agent
10.34***

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

10.36*†	Form of Amended and Restated Restricted Stock Unit Agreement for Directors under the 2018 Equity and Incentive Compensation Plan
10.37***†	Description of 2018 Short-Term Incentive Plan
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

_____________________________

*Filed herewith
**Furnished herewith
***Previously filed
†Management contract, compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTS INTERNATIONAL, INC.

Dated: May 1, 2018	By:	/s/ Michael J. Doss
Michael J. Doss
Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 1, 2018	By:	/s/ Lance D. Turner
Lance D. Turner
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)