Form 10-Q
period 2018-09-30
FTS International, Inc.
filed 2018-10-30
CIK 1529463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 26, 2018, the registrant had 109,274,564 shares of common stock, $0.01 par value, outstanding.

FTS INTERNATIONAL, INC.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. Forward-looking statements may be identified by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “likely,” “may,” “project,” “potential,” “seek,” “should,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, investors should not unduly rely on such statements. The risks that could cause these forward-looking statements to be inaccurate include but are not limited to:

•	a decline in domestic spending by the onshore oil and natural gas industry;
•	volatility in oil and natural gas prices;
•	the effect of a loss of, financial distress of, or decline in activity levels of, one or more significant customers;
•	actions of the Organization of the Petroleum Exporting Countries, or OPEC, its members and other state-controlled oil companies relating to oil price and production controls;
•	our inability to employ a sufficient number of key employees, technical personnel and other skilled or qualified workers;
•	the price and availability of alternative fuels and energy sources;
•	the discovery rates of new oil and natural gas reserves;
•	the availability of water resources, suitable proppant and chemicals in sufficient quantities and pricing for use in hydraulic fracturing fluids;
•	uncertainty in capital and commodities markets and the ability of oil and natural gas producers to raise equity capital and debt financing; and
•	a deterioration in general economic conditions or a weakening of the broader energy industry.

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

PART 1 – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Revenue
Revenue	$324.7	$409.8	$1,206.5	$906.1
Revenue from related parties	9.7	39.2	88.7	101.3
Total revenue	334.4	449.0	1,295.2	1,007.4

Operating expenses
Costs of revenue (excluding depreciation of $18.8, $19.4, $55.7 and $56.7, respectively, included in depreciation and amortization below)	222.2	298.8	863.8	709.9
Selling, general and administrative	19.7	21.7	66.3	62.0
Depreciation and amortization	21.1	22.1	62.4	65.2
Impairments and other charges	10.0	0.1	16.0	1.4
(Gain) loss on disposal of assets, net	(0.1)	(0.8)	0.2	(1.6)
Gain on insurance recoveries	—	—	—	(2.9)
Total operating expenses	272.9	341.9	1,008.7	834.0

Operating income	61.5	107.1	286.5	173.4

Interest expense, net	(10.4)	(22.1)	(39.9)	(64.8)
Loss on extinguishment of debt, net	(0.6)	—	(10.7)	—
Equity in net (loss) income of joint venture affiliate	(0.7)	(1.0)	(1.9)	0.1

Income before income taxes	49.8	84.0	234.0	108.7
Income tax expense	0.2	0.4	2.1	0.9

Net income	$49.6	$83.6	$231.9	$107.8

Net income (loss) attributable to common stockholders	$49.6	$25.1	$655.1	$(56.8)

Basic and diluted earnings (loss) per share attributable to common stockholders	$0.45	$0.48	$6.40	$(1.10)
Shares used in computing basic and diluted earnings (loss) per share	109.3	51.8	102.4	51.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions, except share amounts)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$167.2	$208.1
Accounts receivable, net	215.0	231.1
Accounts receivable from related parties	7.4	3.0
Inventories	67.5	44.5
Prepaid expenses and other current assets	7.7	19.9
Total current assets	464.8	506.6

Property, plant, and equipment, net	284.8	270.9
Intangible assets, net	29.5	29.5
Investment in joint venture affiliate	19.7	21.0
Other assets	7.2	3.0
Total assets	$806.0	$831.0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$119.7	$138.3
Accrued expenses and other current liabilities	50.9	44.4
Total current liabilities	170.6	182.7

Long-term debt	559.5	1,116.4
Other liabilities	1.3	0.4
Total liabilities	731.4	1,299.5

Commitments and contingencies (Note 11)

Series A convertible preferred stock, $0.01 par value, 350,000 shares authorized, issued and outstanding at December 31, 2017	—	349.8

Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 25,000,000 shares authorized at September 30, 2018
Common stock, $0.01 par value, 320,000,000 shares authorized, 109,274,564 shares issued and outstanding at September 30, 2018 and 51,782,735 shares issued and outstanding at December 31, 2017	36.4	35.9
Additional paid-in capital	4,372.6	3,712.1
Accumulated deficit	(4,334.4)	(4,566.3)
Total stockholders’ equity (deficit)	74.6	(818.3)
Total liabilities and stockholders’ equity (deficit)	$806.0	$831.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2018	2017
Cash flows from operating activities
Net income	$231.9	$107.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62.4	65.2
Stock-based compensation	8.2	—
Amortization of debt discounts and issuance costs	2.0	2.9
Loss (gain) on disposal of assets, net	0.2	(1.6)
Loss on extinguishment of debt, net	10.7	—
Gain on insurance recoveries	—	(2.9)
Other non-cash items	1.8	0.4
Changes in operating assets and liabilities:
Accounts receivable	16.0	(161.2)
Accounts receivable from related parties	(4.4)	(22.2)
Inventories	(23.3)	(18.2)
Prepaid expenses and other assets	1.1	(5.0)
Accounts payable	(11.3)	72.1
Accrued expenses and other liabilities	7.3	23.0
Net cash provided by operating activities	302.6	60.3

Cash flows from investing activities
Capital expenditures	(84.9)	(33.4)
Proceeds from disposal of assets	1.0	2.0
Proceeds from insurance recoveries	—	4.2
Net cash used in investing activities	(83.9)	(27.2)

Cash flows from financing activities
Repayments of long-term debt	(569.3)	—
Net proceeds from issuance of common stock	303.0	—
Payments of revolving credit facility issuance costs	(2.4)	—
Net cash used in financing activities	(268.7)	—

Net (decrease) increase in cash, cash equivalents, and restricted cash	(50.0)	33.1
Cash, cash equivalents, and restricted cash at beginning of period	217.2	169.4
Cash, cash equivalents, and restricted cash at end of period	$167.2	$202.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2018	51,783	$35.9	$3,712.1	$(4,566.3)	$(818.3)

Net income	—	—	—	231.9	231.9
Activity related to stock plans	—	—	8.2	—	8.2
Recapitalization of convertible preferred stock to common stock	39,415	0.4	349.4	—	349.8
Issuance of common stock	18,077	0.1	302.9	—	303.0
Balance at September 30, 2018	109,275	$36.4	$4,372.6	$(4,334.4)	$74.6

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

New Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), 2014-09, Revenue from Contracts with Customers. The FASB subsequently issued a number of additional ASUs to update this guidance. This guidance superseded substantially all existing accounting guidance related to the accounting for revenue transactions. This guidance establishes a core principle that an entity should record revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. We adopted this standard on January 1, 2018. Our approach to adopting this standard included performing a review of key contracts and comparing historical accounting policies and practices to the new accounting guidance. The accounting for revenue under the new ASU is materially consistent with our previous revenue recognition process. These condensed consolidated financial statements have been prepared in accordance with the new ASU utilizing the modified retrospective method, which did not require a cumulative effect of accounting change at January 1, 2018. The required disclosures have been reflected in Note 5 – “Revenue.”

In February 2016, the FASB issued ASU 2016-02, Leases.  The FASB subsequently issued a number of additional ASUs to update this guidance. This standard was issued to increase transparency and comparability among organizations by requiring that a right-of-use asset and corresponding lease liability be recorded on the balance sheet for leases with terms longer than 12 months. This standard is scheduled to be effective for our financial statements beginning on January 1, 2019. We plan to transition to the new guidance using the modified retrospective transition method on the adoption date and we will recognize a cumulative-effect adjustment to our retained earnings for this accounting change on January 1, 2019.  We plan to elect three practical expedients allowed under the guidance. According to these practical expedients we will not reassess whether existing contracts are or contain a lease; we will not reassess whether existing leases are operating or finance leases; and we will not reassess the accounting for initial direct costs for existing leases. We are in the process of determining the effects that the new standard will have on our consolidated financial statements. Our approach includes a review of existing leases and other executory contracts that may contain embedded leases and identifying the key terms that will be necessary for us to calculate the right-of-use asset and lease liability. We  currently estimate that the adoption of this standard will increase our total assets by approximately $16 million and increase our total liabilities by approximately $17 million, with the difference recorded to retained earnings. These estimates could change before the completion of our adoption of this new guidance.

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

NOTE 2 — RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows:

	September 30,	December 31,
(In millions)	2018	2017
Cash and cash equivalents	$167.2	$208.1
Restricted cash included in prepaid expenses and other current assets	—	9.1
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$167.2	$217.2

As of December 31, 2017, we had amounts included in restricted cash that represented amounts required to be set aside by contractual agreement with our casualty and general liability insurance provider and corporate credit card provider. In February 2018, these contractual agreements to set aside cash were terminated. Therefore, as of September 30, 2018, we had no restricted cash balance.

As a result of our adoption of ASU 2016-18, we recasted certain balances in our condensed consolidated statement of cash flows for the nine months ended September 30, 2017. The following table reflects the recasted balances:

	Nine Months Ended September 30, 2017
(In millions)	As Reported	Adjustments	Recasted
Net cash used in investing activities	$(26.8)	$(0.4)	$(27.2)
Cash, cash equivalents, and restricted cash at beginning of period	$160.3	$9.1	$169.4
Cash, cash equivalents, and restricted cash at end of period	$193.8	$8.7	$202.5

The amount of restricted cash at January 1, 2017, and September 30, 2017, was $9.1 million and $8.7 million, respectively.

NOTE 3 — INDEBTEDNESS AND BORROWING FACILITY

The following table summarizes our long-term debt:

	September 30,	December 31,
(In millions)	2018	2017
Senior floating rate notes due June 2020	$—	$290.0
Term loan due April 2021	161.0	431.0
Senior notes due May 2022	404.0	409.0
Total principal amount	565.0	1,130.0
Less unamortized discount and debt issuance costs	(5.5)	(13.6)
Total long-term debt	$559.5	$1,116.4
Estimated fair value of long-term debt	$550.4	$1,113.8

Estimated fair values for our term loan and senior notes were determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the FASB’s fair value hierarchy. We believe we were in compliance with all of the covenants in our debt agreements at September 30, 2018.

Debt Repayments

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

In the first nine months of 2018, we repaid $270.0 million of aggregate principal amount of term loan due April 2021 (“Term Loan”) using cash on hand and proceeds received from our IPO. We recognized a loss on this debt extinguishment of $2.4 million.

As of September 30, 2018, we had $565.0 million aggregate principal amount of long-term debt still outstanding. On October 26, 2018, we gave notice to repay $20.0 million of Term Loan on October 31, 2018, using cash on hand. We will recognize an immaterial loss on this debt extinguishment for a portion of unamortized discount and debt issuance costs.

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

Our borrowing base is $170.7 million and therefore our maximum availability under the credit facility is $170.7 million. There were no borrowings outstanding under the credit facility, and letters of credit totaling $7.1 million were issued, resulting in $163.6 million of availability under the credit facility.

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

We have entered into alternative pricing arrangements for our services with some customers in recent periods. Under these arrangements, we provide our customer with exclusive use of a fracturing fleet for a period of time and satisfy our performance obligation as services are rendered, which is based on the passage of time rather than the completion of a stage. Under these arrangements, we have the right to receive consideration from a customer even if circumstances outside of our control prevent us from performing our work. All consideration owed to us for services performed during a period is fixed and our right to receive it is unconditional.

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

During the period ended September 30, 2018, we acted as a principal, rather than as an agent, for all of the goods and services that we provided to our customers; our customer arrangements did not include obligations for refunds or warranties of our work; and we did not incur incremental costs to obtain or fulfill contracts with our customers.

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

NOTE 6 — STOCK-BASED COMPENSATION

Our board of directors and stockholders have adopted the 2018 Equity and Incentive Compensation Plan (“2018 Plan”) to attract and retain officers, employees, directors, consultants and other key personnel and to provide those persons incentives and awards for performance. The 2018 Plan permits the grant of up to 2.8 million shares of common stock in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, or other stock-based awards. Any shares that become available as a result of forfeiture, cancelation, expiration or cash settlement of an award are allowed to be granted again at a future date under the 2018 Plan. In the first nine months of 2018, the compensation committee of our board of directors granted 2.9 million shares to employees and a non-employee director in the form of restricted stock units (“RSUs”). Some of these awards were subsequently forfeited and granted again.

RSUs are valued at the market price of a share of our common stock on the date of grant. Substantially all of these awards will vest in 25% increments over a four-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.

Stock-based compensation expense for these RSUs was $8.2 million for the nine months ended September 30, 2018. The weighted-average grant-date fair value per share of RSUs granted was $19.89 for the nine months ended September 30, 2018. At September 30, 2018, there was $45.4 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.4 years. The following table summarizes transactions related to the RSUs granted under the 2018 Plan.

		Weighted-
	Number	Average
	of Units	Grant-Date
	(In thousands)	Fair Value
Unvested balance at January 1, 2018	—	$—
Granted	2,925	19.89
Vested	—	—
Forfeited	(225)	19.90
Unvested balance at September 30, 2018	2,700	$19.89

As of September 30, 2018, 2.7 million shares of unvested RSUs were outstanding under this plan, and up to approximately 120,000 shares were available for future grants under this plan.

Immediately prior to the IPO, there were approximately 111,000 stock-settled RSUs and approximately 94,000 cash-settled RSUs outstanding under our 2014 Long-Term Incentive Plan (“2014 LTIP”). All RSUs vested upon the completion of our IPO, which qualified as the final vesting condition for these RSUs. The Company elected to settle all RSUs on a cash basis. The compensation expense recognized in the first nine months of 2018 for the stock-settled and cash-settled RSUs was $3.7 million. The 2014 LTIP was terminated after the payout of the RSUs.

NOTE 7 — IMPAIRMENTS AND OTHER CHARGES

The following table summarizes our impairments and other charges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Supply commitment charges	$10.0	$—	$16.0	$1.0
Lease abandonment charges	—	0.1	—	0.4
Total impairments and other charges	$10.0	$0.1	$16.0	$1.4

We incur supply commitment charges when our purchases of proppant from certain suppliers are less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future charges that are considered likely are also required to be recorded in the current period.

During the third quarter and the first nine months of 2018, we recorded aggregate charges under these supply contracts of $10.0 million and $16.0 million, respectively.  These charges related to actual purchase shortfalls incurred, as well as forecasted purchase shortfalls that are expected to be incurred and settled in future periods. Approximately $10 million of our 2018 supply commitment charges relate to estimated losses under these contracts for 2019. These purchase shortfalls are due to our customers choosing to provide their own proppant, our customers’ desire to purchase sand from sand mines closer to their operating areas, and increased purchase commitments in 2019.

A significant majority of our contracted proppant is for sand types that are mined primarily in the Midwestern United States (“Northern White” sand). Since we executed these contracts, customer demand for sand has shifted away from Northern White sand and towards lower-cost sand that is available from sand mines closer in proximity to our customers’ operating locations. We are in discussions with our vendors to modify our supply contracts to better align with our customers’ volume requirements, preferred sand types, and preferred sand mine locations.

Estimated losses related to these supply contracts contain uncertainties, such as future customer demand, future customer sand preferences, the legal defenses available to us, and the outcome of our ongoing vendor discussions. These uncertainties require us to use judgment to quantify the amount of these estimates. Actual results could materially differ from our estimate.

While we have successfully worked with our vendors to minimize charges related to these purchase commitments in the past, if we do not meet the minimum purchase commitments in the future and we are unable to adjust or avoid our contracted amounts, we may incur additional supply commitment charges in future periods.

During 2015 and 2016, we vacated certain leased facilities to consolidate our operations. During the first nine months of 2017, we recognized additional expense in connection with these actions.

NOTE 8 — GAIN ON INSURANCE RECOVERIES

In January 2017, a fire destroyed certain equipment in one of our fleets. These assets were insured at values greater than their carrying values. In the first nine months of 2017, we received $4.2 million of insurance recovery proceeds for these assets, which exceeded their carrying values by $2.9 million.

NOTE 9 — INCOME TAXES

In 2012, we established a full valuation allowance with respect to our U.S. federal deferred tax assets and state deferred tax assets in excess of our deferred tax liabilities. We have continued to record a valuation allowance for these net deferred tax assets since 2012. As a result, we only recorded income tax expense for the first nine months ended September 30, 2018 and 2017, for states that limit or disallow the deduction of net operating loss carryforwards. Please see Note 13 – “Income Taxes” in notes to consolidated financial statements included in our consolidated financial statements for the year ended December 31, 2017, for more information regarding our income taxes and valuation allowance. Deferred tax assets related to our U.S. federal and state operating losses are still available to us to offset future taxable income, subject to limitations in the event of a change of control under Section 382 of the Internal Revenue Code. At September 30, 2018, we had not incurred such an ownership change.

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

The Company generated income before income taxes in 2017 and in the first nine months of 2018. This represents positive evidence that we may be able to realize some or all of our deferred tax assets; however, due to the negative evidence of our cumulative losses in recent years and the significant cyclicality of our business, we believe that the earliest period when we may adjust the valuation allowance is the fourth quarter of 2018.

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

NOTE 10—EARNINGS (LOSS) PER SHARE

The numerators and denominators of the basic and diluted earnings (loss) per share (“EPS”) computations for our common stock are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Numerator:
Net income	$49.6	$83.6	$231.9	$107.8
Convertible preferred stock accretion	—	(58.5)	—	(164.6)
Net reversal of convertible preferred stock accretion due to recapitalization of convertible preferred stock to common stock (1)	—	—	423.2	—
Net income (loss) attributable to common stockholders used for basic EPS computation	49.6	25.1	655.1	(56.8)
Add back the effect of dilutive securities:
Convertible preferred stock accretion (2)	—	—	—	—
Net income (loss) attributable to common stockholders used for diluted EPS computation	$49.6	$25.1	$655.1	$(56.8)

Denominator:
Weighted average shares used for basic EPS computation	109.3	51.8	102.4	51.8
Effect of dilutive securities:
Convertible preferred stock (2)	—	—	—	—
Restricted stock units (3) (4)	—	—	—	—
Dilutive potential common shares	—	—	—	—
Number of shares used for diluted EPS computation	109.3	51.8	102.4	51.8

Basic and diluted EPS	$0.45	$0.48	$6.40	$(1.10)

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

(2)

Dilutive securities in our diluted EPS calculation for 2017 do not include the effects of converting the convertible preferred stock because the effect would be antidilutive. The number of common stock equivalents attributable to convertible preferred stock was 13.0 million shares as of September 30, 2017.

(3)

Dilutive securities in our diluted EPS calculation do not include RSUs granted under our 2014 LTIP. Vesting of these RSUs was dependent upon the satisfaction of both a service condition and a corporate liquidity event such as an initial public offering of our common stock. As of September 30, 2017, a corporate liquidity event had not occurred and the holders of these RSUs had no rights to our undistributed earnings. Therefore, they were excluded from the effect of dilutive securities. The number of common stock equivalents attributable to these RSUs was approximately 121,000 shares as of September 30, 2017.

(4)

Dilutive securities in our diluted EPS calculation for 2018 do not include RSUs granted under our 2018 Plan because the effect would be antidilutive. The number of common stock equivalents attributable to these RSUs was 2.7 million as of September 30, 2018.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We have purchase commitments with certain vendors to supply a significant portion of the proppant used in our operations and to assist us with the delivery of proppant to our job locations. There have been no significant changes to these purchase obligations since December 31, 2017. In 2019, our purchase commitments with one vendor are scheduled to increase significantly. See Note 7 – “Impairments and Other Charges” for more discussion of these increased commitments.

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

Patterson v. FTS International Manufacturing, LLC and FTS International Services, LLC: On June 29, 2015, Joshua Patterson filed a lawsuit against the Company in the 115th Judicial District Court of Upshur County, Texas. The lawsuit alleges, among other things, that the Company was negligent with respect to an automobile accident that occurred between the Company and Mr. Patterson in 2013. Mr. Patterson sought monetary relief for damages incurred because of the accident. We believe this claim is covered under the Company’s insurance policies and our insurance carriers are defending the Company in this case. On July 19, 2018, the jury returned a verdict against the Company in the amount of approximately $100 million, including punitive damages, the majority of which are not recoverable under Texas law.  Mr. Patterson requested that the Court enter a Final Judgment in the amount of approximately $33 million. The Company’s insurance carriers plan to appeal the judgment and have requested a new trial. While the outcome of this case is uncertain, the Company has met its insurance deductible for this matter and we do not expect the ultimate resolution of this case to have a material adverse effect on our consolidated financial statements.

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

Summary Financial Results

•

Total revenue for the third quarter and the first nine months of 2018 was $334.4 million and $1,295.2 million, which represented a decrease of $114.6 million and an increase of $287.8 million, respectively, from the same periods in 2017.

•

Net income for the third quarter and the first nine months of 2018 was $49.6 million and $231.9 million, which represented a decrease of $34.0 million and an increase of $124.1 million, respectively, from the same periods in 2017.

•

Adjusted EBITDA for the third quarter and the first nine months of 2018 was $85.0 million and $355.4 million, which represented a decrease of $42.4 million and an increase of $121.2 million, respectively, from the same periods in 2017.

Industry trends and business outlook

Our business depends on the willingness of our customers to make expenditures to explore for, develop, and produce oil and natural gas in the United States. The willingness of our customers to undertake these activities is predominantly influenced by current and expected future prices for oil and natural gas.

The price of West Texas Intermediate crude oil averaged approximately $63.00,  $68.00, and $70.00 for the first, second and third quarters of 2018, respectively, compared with an average of $52.00, $48.00, and $48.00 in 2017. This has led to an increase in the demand for hydraulic fracturing services, which is strongly correlated with the horizontal active rig count. The horizontal rig count averaged approximately 830, 910 and 920 for the first, second and third quarters of 2018, respectively, compared with an average of approximately 610, 750 and 800 in 2017, according to a report by Baker Hughes, a GE company. The increased rig count combined with the trend for horizontal well design to have longer lateral lengths and more sand pumped per well, has driven aggregate demand for hydraulic fracturing services in the United States to record levels. We expect this high demand will remain strong if crude oil prices continue at these levels.

The performance of our business is also driven by the supply of hydraulic fracturing equipment that is available in the market to meet customer demand. This supply is also at record levels. In response to a severe shortage of hydraulic fracturing equipment in 2017, new competitors and more equipment have entered the market in 2018. As a result of this additional supply of active equipment, combined with certain customers reducing their completions activity for operational reasons, we began to see the supply of equipment exceed the demand for equipment towards the end of the second quarter.

In response to this increased competition, we remain disciplined with respect to the number of active fleets we offer into the market to optimize our utilization and profitability. We reduced our active fleet count from 26 fleets at the end of the second quarter to 19 fleets at the end of the third quarter because certain fleets did not meet our utilization targets.

We currently expect to average 18 active fleets during the fourth quarter. However, we view many of these fleet reductions as temporary based on customer inquiries for our services in 2019.

Despite these trends, we expect continued profitability and cash generation for the remainder of 2018. We also expect that market conditions will increase demand for hydraulic fracturing services further in 2019, which we believe will balance the hydraulic fracturing services market and allow for continued profitability in 2019.

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
•

We repaid $565.0 million of aggregate principal amount of long-term debt in the first nine months of 2018 using cash on hand and proceeds received from the IPO. Our remaining principal amount of long-term debt after these repayments was $565.0 million as of September 30, 2018. On October 26, 2018, we gave notice to repay $20.0 million of Term Loan on October 31, 2018, using cash on hand. After this repayment, our remaining principal amount of long-term debt will be  $545.0 million.

Results of Operations

Revenue

Total revenue consists of revenue from hydraulic fracturing and wireline services. The following table includes certain operating statistics that affect our revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2018	2017	2018	2017
Revenue	$324.7	$409.8	$1,206.5	$906.1
Revenue from related parties	9.7	39.2	88.7	101.3
Total revenue	$334.4	$449.0	$1,295.2	$1,007.4

Total fracturing stages	6,991	8,196	24,499	22,672
Active fleets (1)	21.8	24.8	25.8	22.4
Total fleets (2)	32.0	32.0	32.0	32.0

_____________________________

(1)	Active fleets is the average number of fleets operating during the period. We had 19 and 26 active fleets at September 30, 2018 and 2017, respectively.
(2)	Total fleets is the total number of fleets owned during the period.

Total revenue for the third quarter and first nine months of 2018 decreased by $114.6 million and increased by $287.8 million, respectively, from the same periods in 2017. The decrease in revenue for the third quarter was due to a lower number of average active fleets, an increase in the portion of customers who provided their own proppant, and a decrease in the costs for materials used in the fracturing process. The increase in revenue for the first nine months of 2018 was due to a higher number of average active fleets and increased pricing of our services in the first half of the year, when compared to the same period in 2017.

The number of fracturing stages completed per active fleet for the third quarter and first nine months of 2018 decreased by 3% and 6%, respectively, from the same periods in 2017. These decreases were primarily due to an unusually high level of utilization in the second and early third quarter of 2017, which was driven by a significant shortage of active hydraulic fracturing equipment in the market, and increased winter weather delays in the first quarter of 2018 when compared with the same period in 2017.

Costs of revenue

Costs of revenue as a percentage of total revenue is as follows:

	Three Months Ended September 30,
	2018		2017
		As a Percent		As a Percent
(Dollars in millions)	Dollars	of Revenue	Dollars	of Revenue
Costs of revenue, excluding depreciation and amortization	$222.2	66.5%	$298.8	66.6%
Depreciation — costs of revenue	18.8	5.6%	19.4	4.3%
Total costs of revenue	$241.0	72.1%	$318.2	70.9%

	Nine Months Ended September 30,
	2018		2017
		As a Percent		As a Percent
(Dollars in millions)	Dollars	of Revenue	Dollars	of Revenue
Costs of revenue, excluding depreciation	$863.8	66.7%	$709.9	70.5%
Depreciation — costs of revenue	55.7	4.3%	56.7	5.6%
Total costs of revenue	$919.5	71.0%	$766.6	76.1%

Total costs of revenue in the third quarter and the first nine months of 2018 decreased by $77.2 million and increased by $152.9 million, respectively, from the same periods in 2017. These changes were primarily due to the changes in our costs of revenue, excluding depreciation.

Costs of revenue, excluding depreciation, in the third quarter and first nine months of 2018 decreased by $76.6 million and increased by $153.9 million, respectively, from the same periods in 2017. These changes were primarily due to changes in our activity levels as illustrated by our fracturing stages completed and our average active fleets during these periods. Additionally, the decrease in the third quarter was partly due to an increase in the portion of customers who provided their own proppant, and a decrease in the costs for materials used in the fracturing process.

Depreciation for our service equipment in the third quarter and first nine months of 2018 was essentially flat when compared to the same periods in 2017. Depreciation for our service equipment had been declining in recent periods due to asset disposals, certain assets becoming fully depreciated, and the fact that we generally refurbish our equipment as it approaches the end of its useful life rather than replace it by purchasing new equipment. Because of our increased capital expenditures in recent periods and the fact that refurbished assets now make up a larger portion of our service equipment fleet, we believe that the trend for depreciation should be more consistent in future periods.

Total costs of revenue as a percentage of total revenue for the third quarter increased by 1.2 percentage points from 70.9% in 2017 to 72.1% in 2018. Total costs of revenue as a percentage of total revenue for the first nine months of 2018 decreased by 5.1 percentage points from 76.1% in 2017 to 71.0% in 2018. These changes were primarily due to an increase in the pricing for our services in the first half 2018 and a decrease in the pricing for our services in the third quarter of 2018 when compared to the same periods in 2017.

Selling, general and administrative expense

Selling, general and administrative (“SG&A”) expense in the first nine months of 2018 increased by $4.3 million from the same period in 2017. This increase was primarily due to stock-based compensation expense incurred in 2018. We incurred $3.7 million of expense to settle all remaining unvested awards from our 2014 Long Term Incentive Plan, which vested upon the completion of our IPO. We also incurred $8.2 million of non-cash expense related to RSU awards granted in 2018. These increases were partially offset by decreased cash-based incentive compensation expense in 2018.

SG&A expense for the third quarter of 2018 decreased by $2.0 million from the same period in 2017 because the net increase in total compensation expense was more than offset by a net decrease in our remaining SG&A costs in 2018.

Depreciation and amortization

The following table summarizes our depreciation and amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Depreciation — costs of revenue (1)	$18.8	$19.4	$55.7	$56.7
Depreciation — other (2)	2.3	2.7	6.7	8.5
Total depreciation and amortization	$21.1	$22.1	$62.4	$65.2

_________________________

(1)	Related to service equipment included in “Property, plant, and equipment, net” on our consolidated balance sheets discussed under the “Costs of revenue” heading of this discussion and analysis.
(2)	Related to all long-lived assets other than service equipment included in “Property, plant, and equipment, net” on our consolidated balance sheets.

Depreciation and amortization in the third quarter and first nine months of 2018 decreased by $1.0 million and $2.8 million, respectively, from the same periods in 2017. These decreases were partially due to a decrease in depreciation for our service equipment, which has been previously discussed under “Costs of revenue.” The remaining decrease was primarily due to asset disposals and certain assets becoming fully depreciated.

Impairments and other charges

The following table summarizes our impairments and other charges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Supply commitment charges	$10.0	$—	$16.0	$1.0
Lease abandonment charges	—	0.1	—	0.4
Total impairments and other charges	$10.0	$0.1	$16.0	$1.4

We incur supply commitment charges when our purchases of proppant from certain suppliers are less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future charges that are considered likely are also required to be recorded in the current period.

During the third quarter and the first nine months of 2018, we recorded aggregate charges under these supply contracts of $10.0 million and $16.0 million, respectively. These charges related to actual purchase shortfalls incurred, as well as forecasted purchase shortfalls that are expected to be incurred and settled in future periods. Approximately $10 million of our 2018 supply commitment charges relate to estimated losses under these contracts for 2019. These purchase shortfalls are due to our customers choosing to provide their own proppant, our customers’ desire to purchase sand from sand mines closer to their operating areas, and increased purchase commitments in 2019.

A significant majority of our contracted proppant is for sand types that are mined primarily in the Midwestern United States (“Northern White” sand). Since we executed these contracts, customer demand for sand has shifted away from Northern White sand and towards lower-cost sand that is available from sand mines closer in proximity to our customers’ operating locations. We are in discussions with our vendors to modify our supply contracts to better align with our customers’ volume requirements, preferred sand types, and preferred sand mine locations.

Estimated losses related to these supply contracts contain uncertainties, such as future customer demand, future customer sand preferences, the legal defenses available to us, and the outcome of our ongoing vendor discussions. These uncertainties require us to use judgment to quantify the amount of these estimates. Actual results could materially differ from our estimate.

While we have successfully worked with our vendors to minimize charges related to these purchase commitments in the past, if we do not meet the minimum purchase commitments in the future and we are unable to adjust or avoid our contracted amounts, we may incur additional supply commitment charges in future periods.

During 2015 and 2016, we vacated certain leased facilities to consolidate our operations. During the first nine months of 2017, we recognized additional expense in connection with these actions.

Gain on insurance recoveries

In January 2017, a fire destroyed certain equipment in one of our fleets. These assets were insured at values greater than their carrying values. In the first nine months of 2017, we received $4.2 million of insurance recovery proceeds for these assets, which exceeded their carrying values by $2.9 million.

Interest expense, net

Interest expense, net of interest income, in the third quarter and first nine months of 2018 decreased by $11.7 million and $24.9 million, respectively, from the same periods in 2017. These decreases were due to lower average long term debt balances, which were partially offset by higher average interest rates for our Term Loan and 2020 Senior Notes in 2018.

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

In the first nine months of 2018, we repaid $270.0 million of aggregate principal amount of Term Loan using cash on hand and proceeds received from our IPO. We recognized a loss on this debt extinguishment of $2.4 million.

Income taxes

In 2012, we established a full valuation allowance with respect to our U.S. federal deferred tax assets and state deferred tax assets in excess of our deferred tax liabilities. We have continued to record a valuation allowance for these net deferred tax assets since 2012. As a result, we only recorded income tax expense for the three and nine month periods ended September 30, 2018 and 2017, for states that limit or disallow the deduction of net operating loss carryforwards. See Note 9 — “Income Taxes” in notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more discussion of our valuation allowance.

Reconciliation of Adjusted EBITDA

The following table reconciles our net income or loss to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Net income	$49.6	$83.6	$231.9	$107.8
Interest expense, net	10.4	22.1	39.9	64.8
Income tax expense	0.2	0.4	2.1	0.9
Depreciation and amortization	21.1	22.1	62.4	65.2
(Gain) loss on disposal of assets, net	(0.1)	(0.8)	0.2	(1.6)
Loss on extinguishment of debt, net	0.6	—	10.7	—
Stock-based compensation	3.2	—	8.2	—
Gain on insurance recoveries	—	—	—	(2.9)
Adjusted EBITDA (1)	$85.0	$127.4	$355.4	$234.2

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

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2018, we had $167.2 million of cash and cash equivalents and the availability under our revolving credit facility is $163.6 million. We believe that our cash and cash equivalents, cash provided by operations, and available credit facility will be sufficient to fund our operations and capital expenditures for at least the next 12 months.

The maximum availability of credit under the credit facility is limited at any time to the lesser of $250 million or the borrowing base. The borrowing base is based on percentages of eligible accounts receivable and eligible inventory and is subject to certain reserves. Our borrowing base is $170.7 million and therefore our maximum availability under the credit facility is $170.7 million. There were no borrowings outstanding under the credit facility, and letters of credit totaling $7.1 million were issued, resulting in $163.6 million of availability under the credit facility

See Note 3 — “Indebtedness and Borrowing Facility” in notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information on our credit facility.

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended
	September 30,
(In millions)	2018	2017
Net income adjusted for non-cash items	$317.2	$171.8
Changes in operating assets and liabilities	(14.6)	(111.5)
Net cash provided by operating activities	302.6	60.3
Net cash used in investing activities	(83.9)	(27.2)
Net cash used in financing activities	(268.7)	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(50.0)	33.1
Cash, cash equivalents, and restricted cash at beginning of period	217.2	169.4
Cash, cash equivalents, and restricted cash at end of period	$167.2	$202.5

Cash flows from operating activities have historically been a significant source of liquidity we use to fund capital expenditures and repay our debt. Changes in cash flows from operating activities are primarily affected by the same factors that affect our net income, excluding non-cash items such as depreciation and amortization, stock-based compensation, and impairments of assets.

Cash flows from operating activities: Net cash provided by operating activities was $302.6 million and $60.3 million in the first nine months of 2018 and 2017, respectively. Cash flows from operating activities consists of net income or loss adjusted for non-cash items and changes in operating assets and liabilities. Net income or loss adjusted for non-cash items resulted in a cash increase of $317.2 million and $171.8 million in the first nine months of 2018 and 2017, respectively. This change was primarily due to higher earnings in 2018. The net change in operating assets and liabilities resulted in a cash decrease of $14.6 million and $111.5 million in the first nine months of 2018 and 2017, respectively. These cash decreases were primarily due to increased working capital to fund actual and anticipated increased activity levels.

Cash flows from investing activities: Net cash used in investing activities was $83.9 million and $27.2 million in the first nine months of 2018 and 2017, respectively. This change was primarily due to increased capital expenditures in 2018. The increase in capital expenditures in 2018 was due to our increased operations, fleet reactivations, and costs incurred to date to build two additional fleets.

Cash flows from financing activities: Net cash used in financing activities was $268.7 million in the first nine months of 2018. We used $569.3 million of cash to repay debt which we partially funded with $303.0 million of net proceeds received from our IPO.

Cash Requirements

Contractual Commitments and Obligations

During the first nine months of 2018, we repaid $565.0 million of aggregate principal amount of long-term debt using cash on hand and proceeds received from our IPO. As of September 30, 2018, we had $565.0 million aggregate principal amount of long-term debt outstanding. On October 26, 2018, we gave notice to repay $20.0 million of Term Loan on October 31, 2018, using cash on hand. See Note 3 — “Indebtedness and Borrowing Facility” in notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information on our debt repayments and remaining amounts of long-term debt. There have been no other significant changes to our contractual obligations outside the ordinary course of business since December 31, 2017.

There have been no significant changes to our purchase obligations since December 31, 2017. In 2019, our purchase commitments with one vendor are scheduled to increase significantly. See Note 7 – “Impairments and Other Charges” in notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more discussion of these increased commitments.

Capital expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Our capital expenditures for the first nine months of 2018 represented the amount necessary to support our current operations, fleet reactivations, and costs to-date to construct two additional fleets. Due to changes in our fleet activation schedule, we estimate our total capital expenditures in 2018 will be approximately $110 million. This reduction from our original estimate is driven by the deferral of costs for fleets that are currently under construction and a lower number of average active fleets in the second half of 2018. Once the fleets under construction are completed, our total available fleet size will increase from 32 fleets to 34 fleets, representing a total of 1.7 million hydraulic horsepower. We expect our capital expenditures related to these two additional fleets to be approximately $50 million, of which approximately $10 million was spent in 2017, and approximately $10 million has been deferred until 2019.

Our cash, cash equivalents, and cash provided by operations will be used to fund our capital expenditure needs, which we believe will be sufficient to support our operations. We continuously evaluate our capital expenditures and the amount we ultimately spend will primarily depend on industry conditions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2018, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

We are subject to interest rate risk on a portion of our long-term debt. Our Term Loan bears interest at a variable rate based on LIBOR plus a margin of 4.75% per annum, with a 1.00% LIBOR floor. As of September 30, 2018, LIBOR was above the 1.00% floor. Therefore a 1.00% change in LIBOR would change the annual interest payments for this debt by approximately $1.6 million.

We are subject to commodity price risk related to our diesel fuel usage. A $0.25 per gallon change in the price of diesel fuel would have changed our costs of revenue, excluding depreciation, by approximately $4.6 million for the nine months ended September 30, 2018.

During 2017, substantially all of our operations were conducted within the United States; therefore we had no significant exposure to foreign currency exchange rate risk.

Item 4.  Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2018, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

For a description of our legal proceedings, see Note 11 — “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which is incorporated by reference herein.

Item 1A.  Risk Factors.

Our investors should carefully consider the risks and other information discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017, when evaluating us and our common stock. There have been no material changes to our risk factors from those disclosed in our annual report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

_____________________________

*Filed herewith
**Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTS INTERNATIONAL, INC.

Dated: October 30, 2018	By:	/s/ Michael J. Doss
Michael J. Doss
Chief Executive Officer and Director (Principal Executive Officer)

Dated: October 30, 2018	By:	/s/ Lance D. Turner
Lance D. Turner
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)