Form 10-K
period 2018-12-31
FTS International, Inc.
filed 2019-02-28
CIK 1529463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $468.2 million, based on the closing price of the registrant’s common stock on that date. As of February 22, 2019, the registrant had 109,794,386 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2019 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

FTS INTERNATIONAL, INC.

Form 10‑K

Year Ended December 31, 2018

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

ii

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

iii

PART I

ITEM 1. BUSINESS

General

FTS International, Inc. (the “Company”,  “we”,  “our”) was originally formed in 2000. We are one of the largest providers of hydraulic fracturing services in North America. Our services enhance hydrocarbon flow from oil and natural gas wells drilled by E&P companies in shale and other unconventional resource formations. We have 1.7 million total hydraulic horsepower across 34 fleets, with 19 fleets active and one fleet under construction and awaiting final assembly as of December 31, 2018. Our significant customers have included Anadarko Petroleum Corporation, Ascent Resources Utica Holdings, LLC, Centennial Resource Development, Inc., Chesapeake Energy Corporation, Devon Energy Corporation, Diamondback Energy, Inc., EOG Resources, Inc., EQT Corporation, and other leading E&P companies that specialize in unconventional oil and natural gas resources in North America.

We operate in five of the most active major unconventional basins in the United States: the Permian Basin, the SCOOP/STACK Formation, the Marcellus/Utica Shale, the Eagle Ford Shale and the Haynesville Shale. The following map shows the basins in which we operate and the number of fleets operated in each basin as of January 31, 2019.

SCOOP/STACK
Active Fleets 1
District Location Elk City, OK
Marcellus/Utica Shale
Active Fleets 3
District Location Washington, PA
Permian Basin
Active Fleets 12
District Location Odessa, TX
Haynesville Shale
Active Fleets 1
District Location Longview, TX
Eagle Ford Shale
Active Fleets 3
District Location Pleasanton, TX
Legend
Corporate Headquarters (Fort Worth, TX)
Manufacturing Facility (Fort Worth, TX)
Maintenance & Refurb Facility (Aledo, TX)
District Locations

We manufacture and refurbish many of the components used by our fleets, including consumables, such as fluid-ends. We also perform substantially all the maintenance, repair and refurbishment of our hydraulic fracturing fleets, including the reactivation of idle equipment. Our cost to produce components and reactivate fleets is significantly less than the cost to purchase comparable quality components and fleets from third-party suppliers. For example, we manufacture fluid-ends and power-ends at a cost that is approximately 50% less than purchasing them from outside suppliers. In addition, our capabilities allow us to perform full-scale refurbishments of our fracturing units, including refurbishing the engines and transmissions, at a cost that is approximately half the cost of utilizing an original equipment manufacturer or other outside supplier.

We designed and assembled all of our existing fleets using internal resources and are able to assemble new fleets internally at a substantial discount to the cost of buying them new from third-party providers. We have a uniform fleet of high-horsepower hydraulic fracturing equipment, designed for completions work in oil and natural gas basins requiring high levels of pressure, flow rate and sand intensity. The standardized, “plug and play” nature of our fleet provides us with several advantages, including: reduced repair and maintenance costs; reduced inventory costs; the ability to redeploy equipment among operating basins; and reduced complexity in our operations, which improves our safety and operational performance.

Our large scale and culture of innovation allows us to take advantage of leading technological solutions. We have been a fast adopter of new technologies focused on: increasing fracturing effectiveness for our customers; reducing the operating costs of our equipment; and enhancing the health, safety, and environmental (“HSE”) conditions at our well sites.

Safety is at the core of our operations. Our safety record over the last three years was the best in our history. We believe our safety record is significantly better than our industry peer group, based on U.S. Bureau of Labor Statistics reports from 2011 through 2017. For the past three years, we believe our total recordable incident rate was less than half of the industry average. Many of our customers impose minimum safety requirements on their suppliers of hydraulic fracturing services, and some of our competitors are not permitted to bid on work for certain customers because they do not meet those customers’ minimum safety requirements. Because safety is important to our customers, our safety score helps our commercial team to win business from our customers. Our safety focus is also a morale benefit for our crews, which enhances our employee retention rates. Finally, we believe that continually searching for ways to make our operations safer is the right thing to do for our employees and our customers.

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

Oil and natural gas wells are typically divided into one or more “stages,” which are isolated zones that focus the high-pressure fluid and proppant from the hydraulic fracturing fleet into distinct portions of the well and surrounding reservoir. The number of stages that will divide a well is determined by the customer’s proposed job design. Our customers typically measure our operational performance in terms of the number of stages fractured and how well we minimize non-productive time on our jobs. As a result, we believe the average number of stages completed per active fleet in a given period of time is an important operating metric for our business. During the last two years, as a result of our customers trending toward more intense completions, our quarterly average stage length, measured in minutes to complete, has increased by approximately 8%. Despite the longer average stage lengths, we have been able to increase our average stages per active fleet to achieve record levels in 2017 and 2018. We were able to increase our average stage per active fleets because the primary contributor to the number of stages we complete in a quarter is our ability to reduce non-productive time on our equipment, rather than variability in operating basins or formation characteristics.

Hydraulic fracturing represents the largest cost of completing a shale oil or natural gas well. The process consists of pumping a fracturing fluid into a well casing or tubing at sufficient pressure to fracture, or prop open, the formation. The fracturing fluid consists of water and sand, or other proppant, mixed with a small amount of chemicals. Once the pressure opens the fractures, the proppants act as a wedge that keep the fractures open, allowing the trapped hydrocarbons to flow more freely. Our customers are responsible for the disposal of the fracturing fluid that flows back out of the well, and we are not involved in that process or in the disposal of the fluid. As a result of a successful fracturing process, hydrocarbon recovery rates are substantially enhanced; thus, increasing the return on investment for our customer. The amount of hydrocarbons produced from a typical shale oil or natural gas well generally declines quickly. As a result, E&P companies must fracture new wells to maintain production levels.

Each of our fleets typically consists of 10 to 20 hydraulic fracturing units along with certain ancillary equipment. Our hydraulic fracturing units consist primarily of a high-pressure pump, a diesel or combined diesel and natural gas engine, a transmission and various other supporting equipment mounted on a trailer. The high pressure pump consists of two key assemblies: the fluid-end and the power-end. Although the power-end of our pumps generally lasts several years, the fluid-end, which is the part of the pump through which the fracturing fluid is expelled under high pressure, is a shorter-lasting consumable, typically lasting less than one year. We refer to the group of hydraulic fracturing units, auxiliary equipment and vehicles necessary to perform a typical fracturing job as a “fleet” and the personnel assigned to each fleet as a “crew.” Our fleets operate primarily on a 24-hour-per-day basis, in which we typically staff three crews per fleet, including one crew with the day off. Our focus on 24-hour operations allows us to keep our equipment working for more hours per day, which we believe enhances our return-on-assets over time.

Each hydraulic fracturing fleet includes a mobile, on-site control center that monitors pressures, rates and volumes, as applicable. Each control center is equipped with high bandwidth satellite hardware that provides continuous upload and download of job telemetry data. The data is delivered on a real-time basis to on-site job personnel, the customer and our national operations center for display in both digital and graphical form.

We prefer to enter into service agreements with our customers for one or more “dedicated” fleets, rather than providing our fleets for “spot work.” Under our typical dedicated fleet agreement, we deploy one or more of our hydraulic fracturing fleets exclusively to the customer to follow the customer’s completion schedule and job specifications until the agreement expires or is terminated in accordance with its terms. By contrast, under a typical spot work agreement, the fleet moves between customers as work becomes available. We believe that our strategy of pursuing dedicated fleet agreements leads to higher fleet utilization, as measured by the number of days each fleet is working per month, which we believe reduces our month-to-month revenue volatility and improves our revenue and profitability. See Note 2 —  “Summary of Significant Accounting Policies” in Notes to our Consolidated Financial Statements for discussion of our revenue recognition and pricing under our service agreements.

Wireline Services

Our wireline services primarily consist of setting plugs between hydraulic fracturing stages, creating perforations within hydraulic fracturing stages and logging the characteristics of resource formations. Our wireline services equipment is designed to operate under high pressure in unconventional resource formations without delaying hydraulic fracturing operations.

Other

We own a 45% interest in SinoFTS, which is a Chinese joint venture that we formed in June 2014 with Sinopec Oilfield Service Corporation (“Sinopec”) to provide hydraulic fracturing services in China. On January 9, 2019, we filed an arbitration proceeding with the Singapore International Arbitration Centre to resolve a dispute related to the manner of operations by our JV partner.

Our Strategy

Our primary business objective is to be the largest pure-play provider of hydraulic fracturing services within U.S. unconventional resource basins. We intend to achieve this objective through the following strategies:

Maintain a disciplined approach that optimizes cash flow

All levels of our organization focus on providing the safest work environment for our employees and on generating the highest level of profitability and cash generation as possible, within the limitations of industry conditions.

We focus on operating our equipment at the highest level of efficiency to maximize billing activity for each of our fleets, which is often measured in terms of stages completed per active fleet. In turn, we strive to charge a competitive rate to our customer and to be compensated for the high level of efficiency that we provide. This ultimately leads to an overall lower cost of production for our customer.

In addition, we are a cost focused organization that embraces innovation to continually find ways to lower the cost to operate our business. This is enabled by our culture and our in-house manufacturing capabilities, which allow us to continuously identify and execute improvements in the design and operation of our equipment.

Capitalize on an increased demand for our services with quick deployment and low cost fleet reactivations

We believe the demand for hydraulic fracturing is strong and will continue to grow into the future as more customers focus on the development of their onshore resources.  We believe that the cost per barrel of oil from unconventional onshore production is one of the lowest in the United States, and, as a result, E&P capital has shifted towards this type of production. Industry reports have forecasted that the number of horizontal wells drilled in the United States will continue to increase. In addition, the sand utilized in the completion of a horizontal well has more than doubled since 2014 as operators continue to innovate to find the optimal job design. As one of the largest hydraulic fracturing service providers in North America, we believe we are well positioned to capitalize on the continued increase in the onshore oil and natural gas E&P market.

We have 1.7 million total hydraulic horsepower across 34 total fleets, with 19 fleets active and one fleet under construction and awaiting final assembly as of December 31, 2018. We believe our in-house manufacturing capabilities allow us to reactivate equipment quicker and at a lower cost than competitors.

Deepen and expand relationships with customers that value our completions efficiency

We service our customers primarily with dedicated fleets and 24-hour operations. We dedicate one or more of our fleets exclusively to the customer for a period of time, allowing for those fleets to be integrated into the customer’s drilling and completion schedule. As a result, we are able to achieve higher levels of utilization, as measured by the number of days each fleet is working per month, which increases our profitability. In addition, we operate our fleets on a 24-hour basis, allowing us to complete our services more efficiently with the least amount of non-productive time. Accordingly, we seek to partner with customers that have a large number of wells needing completion and that value efficiency in the performance of our service. Specifically, we target customers whose completions activity typically involves minimal non-productive time between stages, a high number of stages per well, multiple wells per pad and a short distance from one well pad site to the next. This strategy aligns with the strategy of many of our customers, who are trying to achieve a manufacturing-style model of drilling and completing wells in a sequential pattern to maximize effective acreage. We plan to leverage this strategy to expand our relationships with our existing customers as we continue to attract new customers.

Capitalize on our uniform fleet, leading scale and significant basin diversity to provide superior performance with reduced operating costs

We primarily serve large independent E&P companies that specialize in unconventional oil and natural gas resources in North America. Because we operate for customers with significant scale in each of our operating basins, we have the diversity to react to and benefit from positive activity trends in any basin with a balanced exposure to oil and natural gas. Our uniform fleet allows us to cost-effectively redeploy equipment and fleets among existing operating basins to capture the best pricing and activity trends. The uniform fleet is easier to operate and maintain, resulting in reduced non-productive time as well as lower training costs and inventory stocking requirements. Our geographic breadth also provides us with opportunities to capitalize on customer relationships in one basin in order to win business in other basins in which the customer operates. We intend to leverage our scale, standardized equipment and cost structure to gain market share and win new business.

Rapidly adopt new technologies in a capital efficient manner

Our large scale and culture of innovation allow us to take advantage of leading technological solutions. We have been a fast adopter of new technologies focused on: increasing fracturing effectiveness for our customers, reducing the operating costs of our equipment and enhancing the HSE conditions at our well sites.

Recent examples of initiatives aimed at reducing our operating costs include: vibration sensors with predictive maintenance analytics on our heavy equipment; stainless steel fluid-ends with a longer useful life; the ability to automate certain portions of our operations; and adoption of hardened alloys and lubricant blends for our consumables. Recent examples of initiatives aimed at improving our HSE conditions include: dual fuel engines that can run on both natural gas and diesel fuel; electronic pressure relief systems; spill prevention and containment solutions; dust control mitigation; electronic logging devices; and leading containerized proppant delivery solutions.

Reduce debt and maintain a more conservative capital structure

To improve our financial flexibility, we have been focused on reducing our debt levels and maintaining a sufficient liquidity level. We believe we should be able to not only make the investments necessary to remain a market leader in hydraulic fracturing, but also to continue to strengthen our balance sheet.

Reducing our indebtedness remains a top priority. If we are able to further reduce our indebtedness and continue to generate high levels of cash flow from operations, we could return value to stockholders.

Customers

The customers we serve are primarily large, independent E&P companies that specialize in unconventional oil and natural gas resources in North America. The following table shows the customers that represented more than 10% of our total revenue during the years ended December 31, 2018, 2017 and 2016. The loss of any of our largest existing customers could have a material adverse effect on our results of operations. While we view revenue as an important metric in assessing customer concentration, we also compare and manage our customer portfolio based on the number of fleets we place with each customer.

	Year Ended December 31,
	2018	2017	2016
EQT Production Company	12%	*	12%
Devon Energy Corporation	12%	*	*
Newfield Exploration	*	*	18%
EP Energy Corporation	*	*	11%
Vine Oil and Gas, L.P.	*	*	10%

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

When requested by the customer, we also purchase the proppants and chemicals we use in our operations and the diesel fuel for our equipment from a variety of suppliers throughout the United States. To date, we have generally been able to obtain the supplies necessary to support our operations on a timely basis at competitive prices. In the past, we have experienced some delays in obtaining these materials during periods of high demand. We have a long-term supply agreement with one vendor to supply a significant portion of the proppant we procure until 2024. This agreement contains a fixed volume of purchases at market-based variable pricing with minimum unconditional purchase obligations. These minimum purchase obligations can change based upon the vendors’ ability to supply the minimum requirements.

Competition

The market in which we operate is highly competitive and highly fragmented. Our competition includes multi-national oilfield service companies as well as regional competitors. Our major multi-national competitors are Halliburton Company and Schlumberger Limited, each of which has significantly greater financial resources than we do. Our major domestic competitors are RPC, Inc., Superior Energy Services, ProPetro Holding Corp., Patterson-UTI Energy, Inc., BJ Services, Inc., Liberty Oilfield Services Inc. and Keane Group, Inc. Certain of these competitors provide a number of oilfield services and products in addition to hydraulic fracturing. We also face competition from smaller regional service providers in some of the geographies in which we operate.

Competition in our industry is based on a number of factors, including price, service quality, safety, and in some cases, breadth of products. We believe we consistently deliver exceptional service quality, based in part on the durability of our equipment. Our durable equipment reduces non-productive time due to equipment failure and allows our customers to avoid costs associated with delays in completing their wells. By being able to meet the most demanding pressure and flow rate requirements, our equipment also enables us to operate efficiently in challenging geological environments in which some of our competitors cannot operate effectively.

Cyclical Nature of Industry

We operate in a highly cyclical industry driven mainly by the level of horizontal drilling activity in the United States, which in turn depends largely on current and anticipated future crude oil and natural gas prices and production decline rates. A critical factor in assessing the outlook for the industry is the supply and demand for both oil and natural gas. Demand for oil and natural gas is subject to large and rapid fluctuations. These fluctuations are driven by commodity demand in the industry and corresponding price increases. When oil and natural gas prices increase, producers generally increase their capital expenditures, which generally results in greater revenues and profits for oilfield service companies. However, increased capital expenditures also ultimately result in greater production, which historically, has resulted in increased supplies and reduced prices that, in turn, tend to reduce demand for oilfield services such as hydraulic fracturing services.

The pricing for our services is also driven by the industry capacity of hydraulic fracturing equipment. Historically, the industry has built additional equipment to supply the increased demand.  When the demand declines, the industry has more equipment than what is needed by customers.  This often leads to a decline in the price for our services until equipment is de-activated and the supply and demand fundamentals are closer to balanced.

For these reasons, our results of operations may fluctuate from quarter to quarter and from year to year, and these fluctuations may distort period-to-period comparisons of our results of operations.

Seasonality

Seasonality has not significantly affected our overall operations. However, toward the end of some years, we experience slower activity in our pressure pumping operations in connection with the holidays and as customers’ capital expenditure budgets are depleted. Similarly, the beginning of some years have a slow start as customers are starting a new capital budget cycle and our operations are more prone to experience winter weather.  Occasionally, our operations have been negatively impacted by severe weather conditions that cause disruption to our supply chain or our ability to transport materials and equipment to the job site.

Employees

At December 31, 2018, we had approximately 1,780 employees. Our employees are not covered by collective bargaining agreements, nor are they members of labor unions. We consider our relationship with our employees to be good.

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

Hydraulic Fracturing Activities. Certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. For example, in December 2016, the EPA released its final report, entitled “Hydraulic Fracturing for Oil and Gas: Impacts from the Hydraulic Fracturing Water Cycle on Drinking Water Resources in the United States,” on the potential impacts of hydraulic fracturing on drinking water resources. The report states that the EPA found scientific evidence that hydraulic fracturing activities can impact drinking water resources under some circumstances, noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. The report does not make any policy recommendations. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act (“SDWA”) or other regulatory mechanisms. For example, on November 29, 2018, EPA and the State Review of Oil and Natural Gas Environmental Regulation (“STRONGER”) entered into a Memorandum of Understanding pursuant to which EPA and Stronger will collaborate on oil and natural gas exploration and development regulatory programs.

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

Remediation of Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act, as amended, referred to as “CERCLA” or the “Superfund law,” and comparable state laws generally impose liability, without regard to fault or legality of the original conduct, on certain classes of persons that are considered to be responsible for the release of hazardous substances into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination and those persons that disposed or arranged for the disposal of the hazardous substances at the facility. Under CERCLA and comparable state statutes, persons deemed “potentially responsible parties” are subject to strict liability that, in some circumstances, may be joint and several for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.

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

These laws and regulations also prohibit certain other activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers, which we refer to as the Corps. In September 2015, a new rule became effective which was issued by the EPA and the Corps defining the scope of the jurisdiction of the EPA and the Corps over wetlands and other waters of the United States. The rule has been challenged in court on the grounds that it unlawfully expands the reach of Clean Water Act’s programs, and implementation of the rule has been stayed in certain states pending resolution of the court challenge. On February 6, 2018, the EPA and the Corps published a final rule delaying implementation of the rule until February 6, 2020. The February 2018 rule has been challenged in court and is subject to a nationwide injunction. On June 29, 2018, EPA and the Corps published a supplemental notice of proposed rulemaking that solicited public comment on EPA’s and the Corps’ plan to repeal the September 2015 rule. On December 11, 2018, EPA proposed a rule that would revise the definition of “waters of the United States’ and clarify the scope of federal authority under the Clean Water Act. The rapidly changing landscape of federal regulation creates uncertainty in our and our customers’ business. Under the Clean Water Act we are also subject to spill prevention, control and countermeasure plan requirements that require appropriate containment berms and similar structures to help prevent the contamination of navigable waters. Noncompliance with these requirements may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations.

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

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands, and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Water Act and CERCLA. Where takings of or harm to species or damages to jurisdictional streams or wetlands habitat or natural resources occur or may occur, government entities or at times private parties may act to prevent oil and natural gas exploration activities or seek damages for harm to species, habitat, or natural resources or resulting from filling of jurisdictional streams or wetlands or releases of oil, wastes, hazardous substances or other regulated materials.

The Bureau of Land Management (“BLM”) has established regulations to govern hydraulic fracturing on federal and Indian lands. In 2016, BLM published the Methane and Waste Reduction Rule to reduce waste of natural gas supplies and reduce air pollution, including greenhouse gases, for oil and natural gas produced on federal and Indian lands. Various states filed for a petition for review of the Methane and Waste Reduction Rule. On December 8, 2017, BLM published a final rule delay until January 2019 for certain requirements of the rule that had not yet gone into effect pending judicial review of the rule. A coalition of environmental groups filed suit challenging the delay. On September 28, 2018, BLM published a final rule revising the 2016 Methane and Waste Reduction Rule, which became effective on November 27, 2018. Imposition of this rules could increase our costs or limit operations.

The Toxic Substances Control Act (“TSCA”), requires manufacturers of new chemical substances to provide specific information to the Agency for review prior to manufacturing chemicals or introducing them into commerce. EPA has permitted manufacture of new chemical nanoscale materials through the use of consent orders or Significant New Use Rules under TSCA. The Agency has also allowed the manufacture of new chemical nanoscale materials under the terms of certain regulatory exemptions where exposures were controlled to protect against unreasonable risks. On May 19, 2014, the EPA published an Advanced Notice of Proposed Rulemaking to obtain data on hydraulic fracturing chemical substances and mixtures. The EPA has not yet proceeded with the rulemaking but may do so in the future. Any changes in TSCA regulations could increase our capital expenditures and operating expenses.

Climate Change. In December 2009, the EPA issued an Endangerment Finding that determined that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because, according to the EPA, emissions of such gases contribute to warming of the earth’s atmosphere and other climatic changes. The EPA later adopted two sets of related rules, one of which regulates emissions of greenhouse gases from motor vehicles and the other of which regulates emissions from certain large stationary sources of emissions. The motor vehicle rule, which became effective in July 2010, limits emissions from motor vehicles. The EPA adopted the stationary source rule, which we refer to as the tailoring rule, in May 2010, and it became effective January 2011. The tailoring rule established new emissions thresholds that determine when stationary sources must obtain permits under the Prevention of Significant Deterioration (“PSD”), and Title V programs of the Clean Air Act. On June 23, 2014, in Utility Air Regulatory Group v. EPA, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their greenhouse gas emissions and invalidated the tailoring rule. However, the Court ruled that the EPA may require installation of best available control technology for greenhouse gas emissions at sources otherwise subject to the PSD and Title V programs. On December 19, 2014, the EPA issued two memoranda providing guidance on greenhouse gas permitting requirements in response to the Supreme Court’s decision. In its preliminary guidance, the EPA stated that it would undertake a rulemaking action to rescind any PSD permits issued under the portions of the tailoring rule that were vacated by the Court. In the interim, the EPA issued a narrowly crafted “no action assurance” indicating it will exercise its enforcement discretion not to pursue enforcement of the terms and conditions relating to greenhouse gases in an EPA-issued PSD permit, and for related terms and conditions in a Title V permit. On April 30, 2015, the EPA issued a final rule allowing permitting authorities to rescind PSD permits issued under the invalid regulations. In October 2015, the EPA amended the greenhouse gas reporting rule to add the reporting of emissions from oil wells using hydraulic fracturing. Because of this continued regulatory focus, future emission regulations of the oil and natural gas industry remain a possibility, which could increase the cost of our operations.

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

NORM. In the course of our operations, some of our equipment may be exposed to naturally occurring radioactive materials (“NORM”) associated with oil and natural gas deposits and, accordingly may result in the generation of wastes and other materials containing NORM. NORM exhibiting levels of naturally occurring radiation in excess of established state standards are subject to special handling and disposal requirements, and any storage vessels, piping and work area affected by NORM may be subject to remediation or restoration requirements. Because certain of the properties presently or previously owned, operated or occupied by us may have been used for oil and natural gas production operations, it is possible that we may incur costs or liabilities associated with NORM.

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

Intellectual Property Rights

Our research and development efforts are focused on providing specific solutions to the challenges our customers face when fracturing and stimulating wells. In addition to the design and manufacture of innovative equipment, we have also developed proprietary blends of chemicals that we use in connection with our hydraulic fracturing services. We have three U.S. patents and two patents in Canada relating to fracturing methods, the technology used in fluid ends, hydraulic pumps and other equipment. We believe the information regarding our customer and supplier relationships are also valuable proprietary assets. We have registered trademarks and pending trademark applications for various names under which our entities do or intend to conduct business and offer products. Except for the foregoing, we do not own or license any patents, trademarks or other intellectual property that we believe to be material to the success of our business.

Company Information

Our principal executive office is located at 777 Main Street, Suite 2900, Fort Worth, Texas, 76102 and our telephone number is 817-862-2000. Our website address is www.ftsi.com. The information on our website is not incorporated by reference into this report.

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

Risks Relating to Our Business

Our business depends on domestic spending by the onshore oil and natural gas industry, which is cyclical and has significantly declined in past periods.

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

Oil and natural gas prices are volatile and have declined significantly in past periods, which has adversely affected, and may again adversely affect, our financial condition, results of operations and cash flows.

The demand for our services depends on the level of spending by oil and natural gas companies for drilling, completion and production activities, which are affected by short-term and long-term trends in oil and natural gas prices, including current and anticipated oil and natural gas prices. Oil and natural gas prices, as well as the level of drilling, completion and production activities, historically have been extremely volatile and are expected to continue to be highly volatile. When oil prices have declined significantly in past periods, we have correspondingly experienced a decline in pressure pumping activity levels across our customer base during these periods. The volatile oil and natural gas prices adversely affected, and could continue to adversely affect, our financial condition, results of operations and cash flows.

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

The markets in which we operate are generally highly competitive and have relatively few barriers to entry. The principal competitive factors in our markets are price, service quality, safety, and in some cases, breadth of products. We compete with large national and multi-national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Several of our competitors provide a broader array of services and have a stronger presence in more geographic markets. In addition, we compete with several smaller companies capable of competing effectively on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. Some contracts are awarded on a bid basis, which further increases competition based on price. Pricing is often the primary factor in determining which qualified contractor is awarded a job. The competitive environment may be further intensified by mergers and acquisitions among oil and natural gas companies or other events that have the effect of reducing the number of available customers. As a result of increased competition during the second half of 2018, we had to lower the prices for our services. In the future, we may lose market share or be unable to maintain or increase prices for our present services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Pressure on pricing for our services resulting from the increased competition in the second half of 2018 impacted our ability to maintain utilization and pricing for our services or implement price increases, which may also be impacted in future downturns. During any future periods of declining pricing for our services, we may not be able to reduce our costs accordingly, which could further adversely affect our results of operations. Also, we may not be able to successfully increase prices without adversely affecting our utilization levels. The inability to maintain our utilization and pricing levels, or to increase our prices as costs increase, could have a material adverse effect on our business, financial condition and results of operations.

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

Our customers are engaged in the E&P business in the United States. Historically, we have been dependent upon a few customers for a significant portion of our revenues. Our four largest customers generated approximately 40%, 32%, and 52% of our total revenue in 2018, 2017 and 2016, respectively. For a discussion of our customers that make up 10% or more of our revenues, see “Business—Customers” in Item 1 of this annual report.

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

We extend credit to all our customers. During industry downturns in past periods, many of our customers experienced financial and operational challenges, and some of our customers filed for bankruptcy protection. Given the cyclical nature of the E&P industry, our customers may experience similar challenges in the future. As a result, we may have difficulty collecting outstanding accounts receivable from, or experience longer collection cycles with, some of our customers, which could have an adverse effect on our financial condition and cash flows.

Decreased demand for proppant has adversely affected, and could continue to adversely affect, our commitments under supply agreements.

We have purchase commitments with certain vendors to supply the proppant used in our operations. Some of these agreements have minimum purchase obligations. During industry downturns in past periods, our minimum contractual commitments have exceeded the amount of proppant needed in our operations. As a result, we made minimum payments for proppant that we were unable to use. Furthermore, some of our customers have bought and in the future may buy sand mines or proppant directly from vendors, reducing our need for proppant. If market conditions do not continue to improve, or our customers buy their own sand mines or proppant directly from vendors, we may be required to make minimum payments in future periods, which may adversely affect our results of operations, liquidity and cash flows.

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

Our operations are subject to stringent laws and regulations relating to protection of the environment, natural resources, clean air, drinking water, wetlands, endangered species and health and safety, as well as chemical use and storage, waste management, and transportation of hazardous and non-hazardous materials. These laws and regulations subject us to risks of environmental liability, including leakage from an operator’s casing during our operations or accidental spills or releases onto or into surface or subsurface soils, surface water, groundwater or ambient air.

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

We are also subject to the requirements of the Occupational Safety and Health Administration’s (“OSHA”) Respirable Crystalline Silica Standard, which requires employers to limit worker exposures to respirable crystalline silica and to take other steps to protect workers, such as medical surveillance, providing employee training, and implementing a written exposure control plan. These requirements became applicable to hydraulic fracturing operations in the oil and gas industry on June 23, 2018. The rule also requires hydraulic fracturing operations in the oil and gas industry to implement engineering controls to limit exposures to the respirable silica by June 23, 2021. The Respirable Crystalline Silica Standard has and will continue to impose increased operating costs on our and our customers’ business. Employee exposure to silica presents a source of potential liability to our and our customers’ business, which if realized could increase our costs or otherwise adversely affect our business or operations.

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

Our business is dependent on our ability to conduct hydraulic fracturing and horizontal drilling activities. Hydraulic fracturing is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals, or proppants, under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, on May 9, 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. The EPA has not proceeded further with this rulemaking but could do so in the future. On June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. The EPA also conducted a study of private wastewater treatment facilities (also known as centralized waste treatment (“CWT”) facilities) accepting oil and natural gas extraction wastewater and in May 2018 published data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities and the environmental impacts of discharges from CWT facilities. The EPA entered a consent decree which requires the agency to determine whether to revise the Resource Conservation and Recovery Act Subtitle D rules for oil and gas waste by March 5, 2019. Furthermore, legislation to amend the SDWA, to repeal the exemption for hydraulic fracturing (except when diesel fuels are used) from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. Additionally, BLM has established regulations imposing drilling and construction requirements for operations on federal or Indian lands including management requirements for surface operations and public disclosures of chemicals used in the hydraulic fracturing fluids. However, on December 29, 2017, BLM published a rescission of these regulations. Future imposition of these or similar regulations could cause us or our customers to incur substantial compliance costs and any failure to comply could have a material adverse effect on our financial condition or results of operations.

On May 12, 2016, the EPA amended the New Source Performance Standards under the federal Clean Air Act to impose new standards for methane and volatile organic compounds (“VOCs”), emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. On the same day, the EPA finalized a plan to implement its minor new source review program in Indian country for oil and natural gas production, and it issued for public comment an information request that will require companies to provide extensive information instrumental for the development of regulations to reduce methane emissions from existing oil and natural gas sources. The EPA proposed changes to the New Source Performance Standards on September 11, 2018, which if finalized would streamline implementation of the rule.  The EPA is expected to publish a final revised rule in September 2019.

In November 2016, BLM promulgated regulations aimed at curbing air pollution, including greenhouse gases, for oil and natural gas produced on federal and Indian lands. Various states have filed for a petition for review of these regulations. On June 15, 2017, BLM published a Notice in the Federal Register proposing to postpone compliance dates for provisions of the rule that had not yet gone into effect pending judicial review of the rule. On October 4, 2017, the U.S. District Court for the Northern District of California invalidated BLM’s June 15, 2017 proposed postponement of compliance deadlines. On December 8, 2017, BLM promulgated a final rule delay to temporarily suspend or delay certain requirements until January 17, 2019. A coalition of environmental groups has filed suit challenging the delay. BLM finalized further revisions to its November 2016 rule on September 28, 2018. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

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

Our existing fleets require significant amounts of capital for maintenance, upgrades and refurbishment and any new fleets we build or acquire may require significant capital expenditures.

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

The oilfield services industry is capital intensive. In conducting our business and operations, we have made, and expect to continue to make, substantial capital expenditures. Our total capital expenditures were $100.5 million, $64.0 million and $10.3 million, respectively, in 2018, 2017 and 2016. Since 2015, we have financed capital expenditures primarily with funding from cash on hand. We may be unable to generate sufficient cash from operations and other capital resources to maintain planned or future levels of capital expenditures which, among other things, may prevent us from properly maintaining our existing equipment or acquiring new equipment. Furthermore, any disruptions or continuing volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations. This circumstance could put us at a competitive disadvantage or interfere with our growth plans. Furthermore, our actual capital expenditures for future years could exceed our capital expenditure budgets. In the event our capital expenditure requirements at any time are greater than the amount we have available, we could be required to seek additional sources of capital, which may include debt financing, joint venture partnerships, sales of assets, offerings of debt or equity securities or other means. We may not be able to obtain any such alternative source of capital. We may be required to curtail or eliminate contemplated activities. If we can obtain alternative sources of capital, the terms of such alternative may not be favorable to us. In particular, the terms of any debt financing may include covenants that significantly restrict our operations. Our inability to grow as planned may reduce our chances of maintaining and improving profitability.

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

We have a joint venture with Sinopec to provide hydraulic fracturing operations in China. International operations require significant resources and may result in foreign operations that ultimately are not successful. Our joint venture operations expose us to operational risks, including exposure to foreign currency rate fluctuations, war or political instability, limitations on the movement of funds, foreign and domestic government regulation, including compliance with the U.S. Foreign Corrupt Practices Act, trade wars, and bureaucratic delays. These may increase our costs and distract key personnel, which may adversely affect our business, financial condition or results of operations.

We and certain of our directors, executive officers and stockholders are currently subject to securities class action litigation in connection with our IPO, and other litigation and legal proceeding (including arbitration) that are expensive and time consuming, and if resolved adversely, could harm our business, financial condition or results or operation.

A purported securities class action was filed against us and certain of our directors, executive officers and stockholders alleging violation of federal securities laws. While we believe this lawsuit is without merit and intend to vigorously defend against it, there can be no assurances that a favorable final outcome will be obtained. In connection with this litigation, we could incur substantial costs and such costs and any related settlements or judgments may not be covered by insurance. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

In addition to the class action lawsuit, we are involved in other lawsuits and legal proceedings, including arbitration, in the ordinary course of our business. Any litigation or other legal proceedings, including arbitration, could result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, either of which could adversely affect our business, financial conditions, or results of operation.

Our ability to utilize our net operating loss carryforwards and certain tax amortization deductions may be delayed or limited.

As of December 31, 2018, we had federal and state net operating loss carryforwards (“NOLs”) in excess of $1,500 million, which if not utilized will begin to expire starting in 2032 for federal purposes and 2019 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. Additionally, we are allowed to deduct approximately $190 million of amortization expense on our federal and state tax returns per year for tax years 2019 through 2025. However, Section 382 of the Internal Revenue Code of 1986, as amended, may reduce the amount of the NOLs we may use or tax amortization we may deduct for U.S. federal income tax purposes in the event of certain changes in ownership of our Company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock (with owners holding less than 5% of the company’s stock being consolidated together into one or more “public groups”) increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three year period—for example, if we and/or our three largest stockholders were to sell shares of our common stock, so that following such sales, the “public group” owned more than 50% of our common stock, an “ownership change” would occur for purposes of Code Section 382. Similar rules may apply under state tax laws. Future issuances or sales of our stock, including by our large stockholders or certain other transactions involving our stock that are outside of our control, could cause an “ownership change.” If an “ownership change” has occurred in the past or occurs in the future, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes, potentially including a portion of our tax amortization deduction, that we can use to reduce our taxable income each year, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation of our tax amortization deduction or use of NOLs could, depending on the extent of such limitation and the amount of NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs or tax amortization deductions were not reduced as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.

Risks Relating to Our Indebtedness

We have substantial indebtedness. Any failure to meet our debt obligations would adversely affect our liquidity and financial condition.

As of December 31, 2018, we had $507.9 million of long-term indebtedness outstanding. Our indebtedness affects our operations in several ways, including the following:

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

Our liquidity has been adversely affected by industry downturns in past periods due to low or non-existent profit margins for utilization of our services. Our liquidity may be further impaired by unforeseen cash expenditures, which may arise due to circumstances beyond our control.

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

Before our initial public offering (the “IPO”) in February 2018, we were controlled by an investor group comprised mainly of Maju Investments (Mauritius) Pte Ltd (“Maju”), an indirect wholly owned subsidiary of Temasek Holdings (Private) Limited (“Temasek”), CHK Energy Holdings, Inc. (“Chesapeake”), a wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake Parent”), and Senja Capital Ltd (“Senja”), an investment company affiliated with RRJ Capital Limited (“RRJ”). Maju, Chesapeake and Senja beneficially own approximately 37.9%, 20.0% and 10.8%, respectively, of our common stock. As a result, Maju, Chesapeake and Senja, together, exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. Furthermore, several individuals who serve as our directors are nominees of Maju, Chesapeake and Senja. This concentration of ownership and relationships with Maju, Chesapeake and Senja make it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. In addition, we have engaged, and expect to continue to engage, in related party transactions involving Chesapeake. Furthermore, we have entered into investors’ rights agreements with Maju, Chesapeake, Senja and Hampton Asset Holding Ltd. (“Hampton”), which contain agreements regarding, among other things, director nomination, information and observer rights. The interests of Maju, Chesapeake and Senja with respect to matters potentially or actually involving or affecting us, such as future acquisitions and financings, may conflict with the interests of our other stockholders. This continued concentrated ownership will make it more difficult for another company to acquire us and for our investors to receive any related takeover premium for their shares unless these stockholders approve the acquisition.

A significant reduction by our major stockholders of their ownership interests in us could adversely affect us.

We believe that the substantial ownership interests of Maju, Chesapeake and Senja in us provides them with an economic incentive to assist us to be successful. If Maju, Chesapeake or Senja sell all or a substantial portion of their ownership interest in us, they may have less incentive to assist in our success and their nominees that serve as members of our board of directors may resign. Such actions could adversely affect our ability to successfully implement our business strategies which could adversely affect our cash flows or results of operations. In addition, such actions may prohibit us from utilizing all or a portion of our net operating loss carryforwards. See “—Risks Related to our Business—Our ability to use our net operating loss carryforwards may be limited.”

Our stock price may be volatile.

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

The following factors, among others, could affect our stock price:

•	our operating and financial performance;
•	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;
•	actual or anticipated changes in revenue or earnings estimates or publication of reports by equity research analysts;
•	speculation in the press or investment community or the dissemination of information through social media platforms;
•	sales of our common stock by us or our stockholders, or the perception that such sales may occur;
•	litigation involving us or that may be perceived as having an adverse effect on our business;
•	general market conditions, including fluctuations in actual and anticipated future commodity prices;
•	errors in our forecasting of the demand for our services, which could lead to lower revenue or increased costs; and
•	domestic and international economic, legal and regulatory factors unrelated to our performance.

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

•	maintain internal policies, such as those relating to disclosure controls and procedures and insider trading;
•	comply with corporate governance and other rules promulgated by the national stock exchange on which our common stock is listed;
•	prepare and file annual, quarterly and other periodic public reports in compliance with the federal securities laws;
•	prepare proxy statements and solicit proxies in connection with annual meetings of our stockholders;
•	involve and retain to a greater degree outside counsel and accountants in the above activities; and
•	maintain a public company investor relations function.

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
•

provide that stockholders may, except as set forth in the investors’ rights agreements, which we entered into with Maju, Chesapeake, Senja and Hampton, remove directors only for cause and only with the approval of holders of at least 662/3% of our then-outstanding capital stock;

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

•

provide that, except as set forth in the investors’ rights agreements, stockholders will be permitted to amend our amended and restated bylaws only upon receiving at least 662/3% of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class; and

•

provide that, except as set forth in the investors’ rights agreements, certain provisions of our amended and restated certificate of incorporation may only be amended upon receiving at least 662/3% of the votes entitled to be cast by holders of all outstanding shares then entitled to vote, voting together as a single class.

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

We are subject to certain requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with Section 404 or if the costs related to compliance are significant, our profitability, stock price, results of operations and financial condition could be materially adversely affected.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm opine on those internal controls upon becoming an accelerated filer, as defined in the SEC rules. During the course of our ongoing evaluation, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review. For example, we anticipate the need to hire, or contract with, additional administrative and accounting personnel to enable us to comply with these provisions while maintaining sound financial reporting practices. We believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations and our results of operations could be adversely affected.

We cannot be certain at this time that we will be able to successfully complete the attestation requirements of Section 404 or that we or our auditors will not identify material weaknesses in internal control over financial reporting.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties include our district offices and manufacturing facilities. We believe our facilities are in good condition and suitable for the purposes for which they are used. Below is information detailing our properties as of December 31, 2018.

Hydraulic Fracturing District Offices

Currently, we have five district offices out of which we conduct hydraulic fracturing services. We own the land and facilities at each of these locations. The following table provides certain information about our district offices out of which we conduct hydraulic fracturing services office locations as of December 31, 2018.

			Facilities
			Size (Sq.Ft.)	Acres
District Office	Primary Area of Service	Formation	(approx.)	(approx.)
Odessa, Texas	Southeast New Mexico and West Texas	Permian Basin	82,800	36
Elk City, Oklahoma	Oklahoma	SCOOP/STACK	42,330	40
Washington County, Pennsylvania	Pennsylvania, West Virginia and Ohio	Marcellus/Utica Shale	41,660	27
Pleasanton, Texas	South Texas	Eagle Ford Shale	62,950	113
Longview, Texas	East Texas and West Louisiana	Haynesville Shale	36,000	14

We also lease a 22-acre, 250,000 square foot facility in Williamsport, Pennsylvania that we used as a district office until August 2015. We are actively seeking to sublease this facility. We may also reopen this facility if we determine it is needed for operations in the region in the future.

Wireline District Offices

Currently, we conduct wireline services out of our Odessa, Texas district office, our Longview, Texas district office, and two other locations listed in the table below. Unless otherwise noted, we own the land and facilities at each of the locations included in the table below. The following table provides certain information about our district offices out of which we conduct wireline services as of December 31, 2018.

			Facilities
			Size (Sq. Ft.)	Acres
District Office	Primary Area of Service	Formation	(approx.)	(approx.)
Yukon, Oklahoma(1)	Oklahoma	SCOOP/STACK	10,950	10
Pleasanton, Texas	South Texas	Eagle Ford Shale	14,375	14

(1)	Leased Facility

Manufacturing and Maintenance Facilities

We manufacture the proprietary, high-pressure pumps, including the fluid-ends and power-ends, as well as certain other equipment that we use in our hydraulic fracturing operations in an 89,522 square foot facility owned by us in Fort Worth, Texas.

We own a 94,050 square foot facility in Aledo, Texas that is used for equipment repair, maintenance and electronics installation. We also manufacture, refurbish and assemble certain components of our hydraulic fracturing units and other service equipment at this facility.

We also own a 55,000 square foot maintenance facility in Shreveport, Louisiana and lease a 12,000 square foot maintenance facility in Hobbs, New Mexico.

Principal Executive Offices

We maintain principal executive offices in Fort Worth, Texas. As of December 31, 2018 we leased approximately 33,000 square feet.

Sales Offices

We have five sales offices, which we lease in Houston and Midland, Texas, Oklahoma City, Oklahoma, Canonsburg, Pennsylvania, and Denver, Colorado.

Item 3. Legal Proceedings

We are involved in various legal proceedings from time to time in the ordinary course of our business. For additional information regarding our legal proceedings, see Note 12 — “Commitments and Contingencies” in Notes to our Consolidated Financial Statements included elsewhere in this annual report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

On February 22, 2019, we had 109,794,386 shares of common stock outstanding held by a total of approximately 30 record holders. The number of record holders is based on the records of American Stock Transfer & Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Market Information

Our common stock trades on the New York Stock Exchange (the “NYSE”) under the ticker symbol “FTSI.”

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

Corporate Performance Graph

The following graph shows a comparison from February 2, 2018 (the date our common stock commenced trading on the NYSE) through December 31, 2018, of the cumulative total return for our common stock, the Philadelphia Oil Service Index (OSX), and the Standard & Poor’s 400 MidCap Stock Index. This comparison assumes the investment of $100 on February 2, 2018, and the reinvestment of all dividends. The shareholder return of the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2018	2017	2016	2015	2014
Statements of Operations Data:
Revenue	$1,543.3	$1,466.1	$532.2	$1,375.3	$2,368.4
Costs of revenue, excluding depreciation, depletion, and amortization	1,033.2	1,009.8	510.5	1,257.9	1,804.9
Selling, general and administrative	87.9	81.0	64.4	154.7	206.3
Depreciation and amortization	84.7	86.6	112.6	272.4	294.4
Impairments and other charges (1)	19.2	1.8	12.3	619.9	9.8
(Gain) loss on disposal of assets, net	(0.1)	(1.4)	1.0	5.9	5.8
Gain on insurance recoveries	—	(2.9)	(15.1)	—	—
Operating income (loss)	318.4	291.2	(153.5)	(935.5)	47.2
Interest expense, net	49.3	86.7	87.5	77.2	74.2
Loss (gain) on extinguishment of debt, net	9.8	1.4	(53.7)	0.6	28.4
Equity in net (income) loss of joint venture affiliate	(1.1)	0.8	2.8	1.4	—
Income (loss) before income taxes	260.4	202.3	(190.1)	(1,014.7)	(55.4)
Income tax expense (benefit) (2)	2.0	1.6	(1.6)	(1.5)	1.1
Net income (loss)	$258.4	$200.7	$(188.5)	$(1,013.2)	$(56.5)
Net income (loss) attributable to common stockholders (3)	$681.6	$(25.9)	$(370.1)	$(1,158.1)	$(172.4)
Basic and diluted earnings (loss) per share attributable to common stockholders (4)	$6.54	$(0.50)	$(7.14)	$(22.36)	$(3.33)
Shares used in computing basic and diluted earnings (loss) per share (4)	104.2	51.8	51.8	51.8	51.8
Balance Sheet Data (at end of period):
Cash and cash equivalents	$177.8	$208.1	$160.3	$264.6	$10.5
Total assets	$743.7	$831.0	$616.8	$907.4	$1,902.3
Total debt	$503.2	$1,116.4	$1,188.7	$1,276.2	$972.5
Convertible preferred stock (5)	$—	$349.8	$349.8	$349.8	$349.8
Total stockholders’ equity (deficit)	$106.9	$(818.3)	$(1,019.0)	$(830.5)	$181.0
Other Data:
Adjusted EBITDA (6)	$419.3	$372.7	$(50.8)	$(62.8)	$359.3
Net debt (at end of period) (7)	$330.1	$921.9	$1,047.0	$1,035.4	$979.5
Capital expenditures	$100.5	$64.0	$10.3	$79.1	$112.2
Total fracturing stages (8)	30,537	30,920	16,185	21,919	26,182

(1)

In 2014, this amount related to non-essential equipment and real property we identified to sell. In 2015, this amount includes $572.9 million of impairments related to goodwill, intangible assets, and property and equipment; a $24.5 million write-down of excess inventory; $13.1 million of employee severance costs; $11.0 million of supply commitment charges related to our firm purchase commitments for fracturing sand; $1.8 million of lease abandonment charges; and a gain of $3.4 million related to an acquisition earn-out adjustment. For a discussion of amounts recorded for the three years ended December 31, 2018, see Note 8 — “Impairments and Other Charges” in Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

(2)

Consists primarily of state margin taxes accounted for as income taxes. The tax effect of our net operating losses has not been reflected in our results because we have recorded a full valuation allowance with regards to the realization of our deferred tax assets since 2012.

(3)

In 2018, this amount includes a $423.2 million net gain to common stockholders on the recapitalization of our convertible preferred stock to common stock. For previous years, this amount is calculated by subtracting an accreted value attributable to our convertible preferred stock from net income or loss. The annual accretion amount was $226.6 million in 2017, $181.6 million in 2016, $144.9 million in 2015, and $115.9 million in 2014. For more information about the convertible preferred stock accretion, see footnote 5 below, and Note 5 — “Stockholders’ Equity (Deficit)” and Note 15 — “Earnings (Loss) Per Share” in Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

(4)

For 2017 and previous periods, earnings per share and the related shares used to compute earnings per share have been adjusted to give effect to a 69.258777 : 1 reverse stock split that occurred in February 2018 in connection with the completion of our IPO. See Note 5 — “Stockholders’ Equity (Deficit)” and Note 14 — “Earnings (Loss) Per Share” in Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for more information.

(5)

The holders of the convertible preferred stock were also common stockholders of the Company and, prior to the completion of our IPO, collectively appointed 100% of our board of directors. Therefore, the convertible preferred stockholders could have directed the Company to redeem the convertible preferred stock at any time after all of our debt had been repaid; however, we did not consider this to be probable for any of the periods presented due to the amount of debt outstanding. Therefore, we presented the convertible preferred stock as temporary equity but did not reflected any accretion of the convertible preferred stock in this table. See Note 5 — “Stockholders’ Equity (Deficit)” and Note 14 — “Earnings (Loss) Per Share” in Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for more information. The convertible preferred stock was recapitalized to common stock in connection with our IPO in 2018.

(6)

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

The following table reconciles our net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
(In millions)	2018	2017	2016	2015	2014
Net income (loss)	$258.4	$200.7	$(188.5)	$(1,013.2)	$(56.5)
Interest expense, net	49.3	86.7	87.5	77.2	74.2
Income tax expense (benefit)	2.0	1.6	(1.6)	(1.5)	1.1
Depreciation and amortization	84.7	86.6	112.6	272.4	294.4
(Gain) loss on disposal of assets, net	(0.1)	(1.4)	1.0	5.9	5.8
Loss (gain) on extinguishment of debt, net	9.8	1.4	(53.7)	0.6	28.4
Inventory write-down	—	—	—	24.5	—
Impairment of assets and goodwill	—	—	7.0	572.9	9.8
Gain on insurance recoveries	—	(2.9)	(15.1)	—	—
Acquisition earn-out adjustments	—	—	—	(3.4)	—
Stock-based compensation	15.2	—	—	1.8	2.1
Adjusted EBITDA	$419.3	$372.7	$(50.8)	$(62.8)	$359.3

(7)

Net debt is a non-GAAP financial measure that we define as total principal amount of debt less cash and cash equivalents. The most comparable financial measure to net debt under GAAP is debt. Net debt is used by management as a measure of our financial leverage. Net debt should not be used by investors or others as the sole basis in formulating investment decisions as it does not represent our actual indebtedness. The following table reconciles our total debt to net debt:

	December 31,
(In millions)	2018	2017	2016	2015	2014
Total debt	$503.2	$1,116.4	$1,188.7	$1,276.2	$972.5
Add: unamortized discount and debt issuance costs	4.7	13.6	18.6	23.8	17.5
Total principal amount of debt	507.9	1,130.0	1,207.3	1,300.0	990.0
Less: cash and cash equivalents	(177.8)	(208.1)	(160.3)	(264.6)	(10.5)
Net debt	$330.1	$921.9	$1,047.0	$1,035.4	$979.5

(8)	See “Business — Our Services — Hydraulic Fracturing” in Item 1 of this annual report regarding fracturing stages and the types of service agreements we use to provide hydraulic fracturing services.

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

Overview

We are one of the largest providers of hydraulic fracturing services in North America. Our services enhance hydrocarbon flow from oil and natural gas wells drilled by exploration and production companies in shale and other unconventional resource formations. We have 1.7 million total hydraulic horsepower across 34 fleets, with 19 fleets active and one fleet under construction and awaiting final assembly as of December 31, 2018. Our customers include leading exploration and production companies that extract oil and natural gas resources in North America. We operate in five of the most active major basins in the United States: the Permian Basin, the SCOOP/STACK Formation, the Marcellus/Utica Shale, the Eagle Ford Shale and the Haynesville Shale. Substantially all of our business activities support our well completion services.

Summary Financial Results

•	Total revenue for 2018 was $1,543.3 million, which represented an increase of $77.2 million from 2017.
•	Net income for 2018 was $258.4 million, which represented an increase of $57.7 million from 2017.
•	Adjusted EBITDA for 2018 was $419.3 million, which represented an increase of $46.6 million from 2017.
•	Cash provided by operating activities for 2018 was $384.8 million, which represented an increase of $204.8 million from 2017.
•	Total principal amount of long-term debt was $507.9 million at December 31, 2018, which represented a decrease of $622.1 million from December 31, 2017.

Industry trends and business outlook

Our business depends on the willingness of E&P companies to make expenditures to explore for, develop, and produce oil and natural gas in the United States. The willingness of E&P companies to undertake these activities is predominantly influenced by current and expected future prices for oil and natural gas. A widely watched indicator of E&P companies’ aggregate activity levels is the drilling rig count, or rig count. The active horizontal rig count is a subset of the total rig count and is the most strongly correlated with the aggregate industry demand for hydraulic fracturing services.

The average horizontal rig count was approximately 900, 735, and 400 in 2018, 2017 and 2016, respectively, according to a report by Baker Hughes, a GE company. The horizontal rig count was 945 at the end of 2018, which was its highest level since the first quarter of 2015. Over this period, drilling rigs have become more efficient and are drilling more wells per rig. In addition, the well designs being drilled have longer lateral lengths and E&P companies have used increasing amounts of sand in each well that they hydraulically fracture. The combination of these factors increased the aggregate demand for hydraulic fracturing services over this period to record levels.

The prices that we are able to charge for our services is affected by the supply of hydraulic fracturing equipment that is available in the market to meet customer demand. In the downturn of 2016, the excess supply of equipment in the market drove our prices down. In 2017, a severe shortage of equipment drove our prices up. The market imbalance in 2017 prompted both existing and new competitors to deploy additional equipment into the market. This increasing supply of active equipment, combined with certain E&P companies reducing their completions activity for operational reasons or to better match capital expenditures with their cash flows, caused the supply of equipment to exceed the demand for equipment in the second half of 2018. As a result, the pricing for our services declined in the second half of 2018 and we expect it to decline further in the first quarter of 2019. While we believe demand will remain strong, the supply of equipment in the market has also increased to record levels.

In response to this increasingly competitive market environment, we remain disciplined with respect to our number of active fleets and we remain focused on optimizing our utilization and profitability. We reduced our active fleet count from 28 fleets in the second quarter of 2018 to 19 fleets at the end of the fourth quarter of 2018 because certain fleets did not meet our utilization and profitability targets.

In 2019, we expect for E&P activity levels to remain strong and for us to have continued profitability and cash generation. Based on discussions with our customers, we anticipate activating one or two fleets in the first quarter of 2019. We will continue to manage our active capacity to best match demand from our customers and maximize our profitability and cash flow.

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

Results of Operations

Revenue

The Company contracts with its customers to perform hydraulic fracturing services and wireline services on one or more oil or natural gas wells. Under these arrangements, we satisfy our performance obligations as services are rendered, which is generally upon the completion of a fracturing stage. We typically complete one or more stages per day. The price for our services typically includes an equipment charge and, if applicable, product charges for proppant, chemicals and other products actually consumed during the course of providing our services. The following table includes certain operating statistics that affect our revenue:

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Revenue	$1,450.4	$1,352.7	$529.5
Revenue from related parties	92.9	113.4	2.7
Total revenue	$1,543.3	$1,466.1	$532.2

Total fracturing stages	30,537	30,920	16,185
Active fleets (1)	24.2	23.3	15.6
Total fleets (2)	34.0	32.0	32.0

(1)	Active fleets is the average number of fleets operating during the period. We had 19, 27 and 17 active fleets at December 31, 2018, 2017 and 2016, respectively.
(2)	Total fleets is the total number of fleets owned during the period. In 2018, we had one fleet under construction and awaiting final assembly.

Total revenue in 2018 increased by $77.2 million from 2017. This increase was primarily due to higher average pricing for our services in 2018 compared to 2017. Pricing for our services increased in each quarter of 2017 and the first quarter of 2018, but decreased for the remaining quarters of 2018. The increased average pricing of our services during

2018 was partially offset by an increase in the portion of customers who provided their own proppant and a decrease in the cost of materials used in the fracturing process during 2018. The average number of active fleets operating during all of 2018 increased slightly from 2017. The number of fracturing stages completed per average active fleet in 2018 decreased by 5% from 2017. This decrease was primarily due to a high level of utilization in the second and early third quarters of 2017, which was driven by a significant shortage of active hydraulic fracturing equipment in the market.

At December 31, 2018, we evaluated all of our idle fleets and concluded that each of these fleets is available to return to service after our maintenance personnel make any necessary repairs and confirm that the equipment is in operating condition.

The decrease in revenue from related parties in 2018 was due to a decrease in services performed for Chesapeake.

Total revenue in 2017 increased by $933.9 million from 2016. This increase was primarily due to an increase in the number of stages completed and an increase in the prices for our services in 2017, both of which were driven by increased customer demand. The number of active fleets operating during 2017 increased by an average of 7.7 fleets from 2016, due to increased customer demand. The number of fracturing stages completed per average active fleet in 2017 increased by 28% from 2016. This increase was due to higher levels of utilization in 2017 as we recovered from the 2016 industry downturn.

The increase in revenue from related parties in 2017 was due to an increase in the services performed for Chesapeake.

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

	Year Ended December 31,
	2018		2017		2016
		As a Percent		As a Percent		As a Percent
(Dollars in millions)	Dollars	of Revenue	Dollars	of Revenue	Dollars	of Revenue
Costs of revenue, excluding depreciation	$1,033.2	66.9%	$1,009.8	68.9%	$510.5	95.9%
Depreciation — costs of revenue	75.9	5.0%	75.6	5.1%	98.9	18.6%
Total costs of revenue	$1,109.1	71.9%	$1,085.4	74.0%	$609.4	114.5%

Total costs of revenue in 2018 increased by $23.7 million from 2017. This increase was primarily due to an increase in our costs of revenue, excluding depreciation.

Costs of revenue, excluding depreciation, in 2018 increased by $23.4 million from 2017. This increase was primarily due to our higher average number of active fleets in 2018. This increase was partially offset by an increase in the portion of customers who provided their own proppant and a decrease in the costs for materials used in the fracturing process in the second half of 2018, when compared to the same period in 2017.

Depreciation for our service equipment in 2018 increased by $0.3 million from 2017.

Total costs of revenue as a percentage of total revenue decreased by 2.1 percentage points from 74.0% in 2017 to 71.9% in 2018. This change was primarily due to an increase in the average pricing for our services in 2018 when compared to 2017.

Total costs of revenue in 2017 increased by $476.0 million from 2016. This increase was primarily due to an increase in our costs of revenue, excluding depreciation, which were partially offset by a decrease in the depreciation expense for our service equipment.

Costs of revenue, excluding depreciation, in 2017 increased by $499.3 million from 2016, due to our higher number of active fleets, increased number of stages completed during 2017, and increased costs for materials used in the fracturing process. Depreciation for our service equipment in 2017 decreased by $23.3 million from 2016. This decrease was the result of asset disposals and certain assets becoming fully depreciated. Additionally, we generally refurbish our equipment as it approaches the end of its useful life, rather than replacing it by purchasing new equipment. The cost of refurbishing our equipment is significantly lower than the cost of purchasing new equipment. As more of our fleets became comprised of refurbished assets in recent years, our depreciation correspondingly declined.

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

Selling, general and administrative expense

Selling, general and administrative (“SG&A”) expense in 2018 increased by $6.9 million from 2017. This increase was primarily due to stock-based compensation expense incurred in 2018. We incurred $3.7 million of expense to cash-settle all remaining unvested awards from our 2014 Long Term Incentive Plan, which vested upon the completion of our IPO. We also incurred $15.2 million of non-cash expense related to RSU awards granted in 2018. These increases were partially offset by decreased cash-based incentive compensation expense in 2018.

Selling, general and administrative expense in 2017 increased by $16.6 million from 2016. This increase was primarily due to increased incentive compensation related to our improved operating results in 2017 and increased employee-related costs due to our increased overall headcount in 2017.

Depreciation and amortization

The following table summarizes our depreciation and amortization:

	Year Ended December 31,
(In millions)	2018	2017	2016
Depreciation — costs of revenue (1)	$75.9	$75.6	$98.9
Depreciation — other (2)	8.8	11.0	13.7
Total depreciation and amortization	$84.7	$86.6	$112.6

(1)	Related to service equipment included in “Property, plant, and equipment, net” on our consolidated balance sheets discussed under the “Costs of revenue” heading of this discussion and analysis.
(2)	Related to all long-lived assets other than service equipment included in “Property, plant, and equipment, net” on our consolidated balance sheet.

Depreciation and amortization in 2018 decreased by $1.9 million from 2017. This decrease was primarily due to asset disposals and certain assets, other than service equipment, becoming fully depreciated.

Depreciation and amortization in 2017 decreased by $26.0 million from 2016. This decrease was primarily due to a decrease in depreciation for our service equipment as previously discussed. The remaining decrease was primarily due to asset disposals and certain assets becoming fully depreciated.

Impairments and other charges

The following table summarizes our impairments and other charges:

	Year Ended December 31,
(In millions)	2018	2017	2016
Supply commitment charges	$19.2	$1.2	$2.5
Impairment of assets	—	—	7.0
Employee severance costs	—	—	0.8
Lease abandonment charges	—	0.6	2.0
Total impairments and other charges	$19.2	$1.8	$12.3

Supply Commitment Charges: We incur supply commitment charges when our purchases of proppant from certain suppliers are less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future charges that are considered likely are also required to be recorded in the current period.

We recorded aggregate charges under these supply contracts of $19.2 million, $1.2 million and $2.5 million in 2018, 2017 and 2016, respectively. These charges related to actual purchase shortfalls incurred, as well as forecasted purchase shortfalls that are expected to be incurred and settled in future periods. Approximately $12 million of our 2018 supply commitment charges relate to estimated losses under these contracts for 2019. These purchase shortfalls are due to our customers choosing to provide their own proppant, our customers’ desire to purchase sand from sand mines closer to their operating areas, increased purchase commitments in 2019, and low activity levels in 2016.

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

Impairment of Assets: During 2016, we recorded asset impairments of $7.0 million related to service equipment and real property that we no longer use and identified to sell.

Lease Abandonment Charges: During 2016, we vacated certain leased facilities to consolidate our operations. In 2017 and 2016, we recognized expense of $0.6 million and $2.0 million, respectively, in connection with these actions.

Employee Severance Costs: During 2016, we incurred employee severance costs of $0.8 million in connection with our corporate and operating restructuring initiatives. At December 31, 2016, we had paid substantially all severance payments owed to former employees.

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

Interest expense, net

Interest expense, net of interest income, in 2018 decreased by $37.4 million from 2017. This decrease was primarily due to a lower average debt balance in 2018, after the repayment of $622.1 million of aggregate principal amount of long-term debt.

Interest expense, net of interest income, in 2017 decreased by $0.8 million from 2016. This decrease was primarily due to a lower average long-term debt balance, which was partially offset by higher average interest rates in 2017 for our senior floating rate notes due June 2020.

Gain (loss) on extinguishment of debt, net

In 2018, we repaid $310.0 million of aggregate principal amount of Term Loan. We recognized a loss on debt extinguishment of $2.7 million. In 2018, we repaid all $290.0 million remaining principal amount of our floating rate senior notes due in 2020 using cash on hand and proceeds received from our IPO. We recognized a loss on this debt extinguishment of $8.3 million.  In 2018, we repurchased $22.1 million of aggregate principal amount of 2022 Senior Notes in the qualified institutional market. We recognized a gain on debt extinguishment of $1.2 million.

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

Income tax expense

Income tax expense was $2.0 million and $1.6 million in 2018 and 2017, respectively. These amounts consisted of state margin taxes accounted for as income taxes and income taxes for states that limit the deduction of net operating loss carryforwards. In 2012, we recorded a valuation allowance to reduce our net deferred tax assets to zero. We continue to provide a valuation allowance against all deferred tax assets in excess of our deferred tax liabilities. As a result, we did not record any U.S. federal or other state income tax expense or benefit related to our income or losses in 2018, 2017 or 2016. See Note 11 — “Income Taxes” in Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for more information regarding our income taxes and valuation allowance.

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2018, we had $177.8 million of cash and cash equivalents. As of February 28, 2019, we had $106.1 million available for borrowings under our revolving credit facility. We believe that our cash and cash equivalents, cash provided by operations, and the availability under our revolving credit facility will be sufficient to fund our operations and capital expenditures for at least the next 12 months.

In February 2018, we entered into a $250 million asset-based revolving credit facility. The maximum availability of credit under the credit facility is limited at any time to the lesser of $250 million or the borrowing base. The borrowing base is based on percentages of eligible accounts receivable and eligible inventory and is subject to certain reserves. As of February 28, 2019, our borrowing base was $113.2 million and therefore our maximum availability under the credit facility was $113.2 million. As of February 28, 2019, there were no borrowings outstanding under the credit facility, and letters of credit totaling $7.1 million were issued, resulting in $106.1 million of availability under the credit facility.

In an event of default or if the amount available under our credit facility is less than either 10% of our maximum availability or $12.5 million, we will be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. If at any time borrowings and letters of credit issued under the credit facility exceed the borrowing base, we will be required to repay an amount equal to such excess. See Note 4 — “Indebtedness and Borrowing Facility” in notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K for more information on our credit facility.

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31,
(In millions)	2018	2017	2016
Net income (loss) adjusted for non-cash items	$368.9	$288.8	$(130.9)
Changes in operating assets and liabilities	15.9	(108.8)	21.1
Net cash provided by (used in) operating activities	384.8	180.0	(109.8)
Net cash (used in) provided by investing activities	(98.6)	(54.6)	40.2
Net cash used in financing activities	(325.6)	(77.6)	(37.6)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(39.4)	47.8	(107.2)
Cash, cash equivalents, and restricted cash at beginning of period	217.2	169.4	276.6
Cash, cash equivalents, and restricted cash at end of period	$177.8	$217.2	$169.4

Cash flows from operating activities have historically been a significant source of liquidity we use to fund capital expenditures and repay our debt. Changes in cash flows from operating activities are primarily affected by the same factors that affect our net income, excluding non-cash items such as depreciation and amortization, stock-based compensation, and impairments of assets.

Cash flows from operating activities: Net cash provided by operating activities was $384.8 million and $180.0 million in 2018 and 2017, respectively. Cash flows from operating activities consists of net income or loss adjusted for non-cash items and changes in operating assets and liabilities. Net income or loss adjusted for non-cash items resulted in a cash increases of $368.9 million and $288.8 million in 2018 and 2017, respectively. This change was primarily due to higher earnings in 2018. The net change in operating assets and liabilities resulted in a cash increase of $15.9 million and a cash decrease of $108.8 million in 2018 and 2017, respectively. The net change in operating assets and liabilities for 2018 was primarily due to a decrease in working capital resulting from our decreased activity level at the end of 2018 when compared to the same period in 2017.

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

Cash flows from investing activities: Net cash used in investing activities was $98.6 million and $54.6 million in 2018 and 2017, respectively. This increase was primarily due to increased capital expenditures in 2018, decreased asset disposal proceeds in 2018 and decreased insurance recovery proceeds received in 2018. The increase in capital expenditures in 2018 was due to our increased operations, fleet reactivations, and costs incurred to date to build two additional fleets.

Net cash used in investing activities was $54.6 million in 2017 compared to cash provided by investing activities of $40.2 million in 2016. This change was primarily due to increased capital expenditures in 2017, decreased asset disposal proceeds in 2017 and decreased insurance recovery proceeds received in 2017. The increase in capital expenditures in 2017 was due to our increased operations and fleet reactivations in 2017 as well as an approximate $10 million purchase of certain asset components to build two additional fleets.

Cash flows from financing activities: Net cash used in financing activities was $325.6 million in 2018. We used $625.1 million of cash to repay $622.1 million of aggregate principal amount of long-term debt, which we partially funded with $303.0 million of net proceeds received from our IPO.

Net cash used in financing activities was $77.6 million and $37.6 million in 2017 and 2016, respectively, which was comprised of debt repayments.

Cash Requirements

Contractual Commitments and Obligations

The following table summarizes our contractual commitments and obligations at December 31, 2018:

		Payments Due by Period
		Less Than			More than
(In millions)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$507.9	$—	$121.0	$386.9	$—
Interest obligations (1)	105.1	33.1	59.9	12.1	—
Operating lease obligations	49.6	26.0	19.5	3.0	1.1
Purchase obligations	300.1	56.5	99.9	95.8	47.9
Total	$962.7	$115.6	$300.3	$497.8	$49.0

(1)

Our Term Loan bears interest at a variable rate based on LIBOR plus a margin of 4.75% per annum, but never less than 5.75% per annum due to a 1.00% LIBOR floor. The future interest payment amounts included in the table for the Term Loan have been calculated at the rate in effect at December 31, 2018.

In 2018, we repaid $622.1 million of aggregate principal amount of long-term debt. We recognized a corresponding loss on debt extinguishment of $9.8 million. In 2019, we repaid $11.9 million of aggregate principal amount of long-term debt.

See Note 4 — “Indebtedness and Borrowing Facility” in Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for more information on our long-term debt obligations.

Capital Expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Our capital expenditures for 2018 represented the amount necessary to support our current operations, fleet reactivations, and costs to-date to construct two additional fleets. During the fourth quarter of 2017, we purchased certain components that can be used to build two additional fleets. We completed one fleet in 2018 and we deferred completing the second fleet until a future period when our operations require it. We estimate capital expenditures in 2019 will range from $70 million to $80 million. Our estimate for capital expenditures will be used to support our current operations and fleet reactivations in 2019.

Our cash, cash equivalents, and cash provided by operations will be used to fund our capital expenditure needs, which we believe will be sufficient to support our operations. We continuously evaluate our capital expenditures and the amount we ultimately spend will primarily depend on industry conditions.

Off-Balance Sheet Arrangements

Except for our operating leases and purchase commitments, we do not have any off-balance sheet financing arrangements, transactions, or special purpose entities.

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

Impairment of Long-Lived Assets and Indefinite-lived Intangible Assets

Long-lived assets, such as property, plant, equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. If the carrying amount is not recoverable, we recognize an impairment loss equal to the amount by which the carrying amount exceeds fair value. We estimate fair value based on the income, market or cost valuation techniques. Our fair value calculations for long-lived assets contain uncertainties because they require us to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and assumptions about market performance. We also apply judgment in the selection of a discount rate that reflects the risk inherent in our current business model.

We have historically acquired indefinite-lived intangible assets in connection with business acquisitions. We review our indefinite-lived intangible assets on an annual basis, at the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying value of an intangible asset may exceed its fair value. If the carrying value of an intangible asset exceeds its fair value, we recognize an impairment loss for this difference. Our impairment loss calculations for indefinite-lived intangible assets contain uncertainties because they require us to estimate fair values of our intangible assets. We estimate fair values based on various valuation techniques such as discounted cash flows and comparable market analyses. These types of analyses contain uncertainties because they require us to make judgments and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors.

Unconditional Purchase Obligations

We have historically entered into supply arrangements, primarily for sand, with our vendors that contain unconditional purchase obligations. These represent obligations to transfer funds in the future for fixed or minimum quantities of goods at fixed or minimum prices. We enter into these unconditional purchase obligation arrangements in the normal course of business to ensure that adequate levels of sourced product are available to us. To account for these arrangements, we must monitor whether we may be required to make a minimum payment to a vendor in a future period because our projected inventory purchases may not satisfy our minimum commitments. If we conclude that it is probable that we will make a minimum payment under these arrangements, we will record an estimated loss for these commitments in the current period.

A loss related to an unconditional purchase obligation contains uncertainties because it requires us to make assumptions and apply judgment to forecast future demand, determine the ultimate allocation of a commitment shortfall to our vendors, and assess our ability to cure a commitment shortfall during cure periods if allowed for by certain vendors. If a supply arrangement is for a term of longer than one year, our estimates of future demand beyond one year become less reliable due to the inherent volatility of our industry. Therefore, we generally do not attempt to quantify and recognize a potential shortfall for future periods beyond one year. Although we believe that our judgments and estimates are reasonable, actual results could differ, and we may be subject to additional losses or gains that could be material in future periods.

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

An estimate of whether a valuation allowance is necessary and the related amount of the valuation allowance contain uncertainties because it requires us to apply judgment to all positive and negative evidence available to us. When considering the likelihood of whether a deferred tax asset will be available to offset future taxable income, we assess, among other things, our historical and projected income or loss. When performing this assessment, we must consider the cyclical nature of our business. Our business is heavily influenced by current and expected prices for oil and natural gas. These prices are outside of our control and a downturn in the market can result in periods of significant losses for us, which could prevent the realization of a deferred tax asset. We therefore must consider the future possibility of an industry downturn and the severity of its effect on our business when considering all positive and negative evidence related to the realization of our deferred tax assets. Although we believe that our judgments and estimates are reasonable, an adjustment to a valuation allowance in a given period may require a material adjustment in a future period if our assumptions regarding our future taxable income are proven inaccurate due to an industry downturn.

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” in Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2018, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

We are subject to interest rate risk on a portion of our long-term debt. Our Term Loan bears interest at a variable rate based on LIBOR plus a margin of 4.75% per annum, with a 1.00% LIBOR floor. As of December 31, 2018, LIBOR was above the 1.00% floor. Therefore a 1.00% increase or decrease in LIBOR would increase or decrease the annual interest payments for this debt by approximately $1.2 million.

We are subject to commodity price risk related to our diesel fuel usage. A $0.25 per gallon increase or decrease in the price of diesel fuel would have increased or decreased our costs of revenue, excluding depreciation, by approximately $5.5 million in 2018.

During 2018, substantially all of our operations were conducted within the United States; therefore we had no significant exposure to foreign currency exchange rate risk.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2018, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of the Independent Registered Public Accounting Firm

Until we are an accelerated filer or a large accelerated filer (as defined in Exchange Act Rule 12b-2), we will not be required to comply with the auditor attestation requirements related to internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
1.	Financial Statements. See Index to Consolidated Financial Statements of FTS International, Inc. on page F-1 of this Report.
2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statement or related notes thereto.
3.	Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.

EXHIBIT INDEX

Exhibit Number		Description
3.1	*	Amended and Restated Certificate of Incorporation of the Company

3.2	*	Amended and Restated Bylaws of the Company

4.1	*	Indenture, dated as of April 16, 2014, among FTS International, Inc., as issuer, the guarantors named therein and U.S. Bank National Association, as collateral agent and trustee

4.2	*	Registration Rights Agreement

4.3	*	Investors’ Rights Agreement by and among FTS International, Inc., Maju Investments (Mauritius) Pte Ltd and CHK Energy Holdings, Inc.

4.4	*	Investors’ Rights Agreement by and among FTS International, Inc., Senja Capital Ltd and Hampton Asset Holding Ltd.

10.1	*	Term Loan Agreement, dated as of April 16, 2014, among FTS International, Inc., Wells Fargo Bank, National Association, as administrative agent, and other lenders party thereto

10.2	*†	Severance Agreement, dated as of May 3, 2016, between FTS International, Inc. and Michael J. Doss

10.3	*†	Severance Agreement, dated as of May 3, 2016, between FTS International, Inc. and Buddy Petersen

10.4	*†	Severance Agreement, dated as of May 3, 2016, between FTS International, Inc. and Lance Turner

10.5	*†	Letter Agreement, dated as of August 5, 2015, between FTS International, Inc. and Lance Turner

10.6	*†	Letter Agreement, dated as of March 29, 2017, between FTS International, Inc. and Karen D. Thornton

10.7	*†	Letter Agreement, dated as of March 29, 2017, between FTS International, Inc. and Jennifer L. Keefe

10.8	*†	FTS International, Inc. 2014 Long-Term Incentive Plan

10.9	*†	Form of Restricted Stock Unit Agreement (Stock Settled) under the 2014 Long-Term Incentive Plan

10.10	*†	Description of 2017 Short-Term Incentive Plan

10.11	*†	Description of 2018 Short-Term Incentive Plan

10.12	*†	Form of Indemnification Agreement between FTS International, Inc. and each of its directors and executive officers

10.13	*	Master Service Agreement, dated as of July 9, 2012, by and between Chesapeake Operating, Inc. and FTS International Services, LLC

10.14	*	Master Commercial Agreement, dated as of December 24, 2016, by and between Chesapeake Operating, LLC and FTS International Services, LLC

10.15	*

Security Agreement, dated as of April 16, 2014, by and among FTS International, Inc., FTS International Services,  LLC, FTS International Manufacturing, LLC and U.S. Bank National Association, as collateral agent

Exhibit Number		Description

10.16	*

Pari Passu Intercreditor Agreement, dated as of April 16, 2014, among FTS International, Inc., FTS International Services, LLC, FTS International Manufacturing, LLC and U.S. Bank National Association, as collateral agent and Wells Fargo Bank, National Association, in its capacity as administrative agent for the Term Secured Parties (as defined therein)

10.17	*

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

10.18	*

Guaranty and Security Agreement, dated as of April 16, 2014, from FTS International, Inc., FTS International Services, LLC and FTS International Manufacturing, LLC to Wells Fargo Bank, National Association

10.19	*

Amended and Restated Trademark Security Agreement, dated as of June 22, 2015, from FTS International Services,  LLC to Wells Fargo Bank, National Association pursuant to the Term Loan Agreement dated April 16, 2014

10.20	*	Amended and Restated Trademark Security Agreement, dated as of June 22, 2015, from FTS International Services, LLC to U.S. Bank National Association pursuant to the Indenture dated April 16, 2014

10.21	*	Amended and Restated Trademark Security Agreement, dated as of June 22, 2015, from FTS International Services, LLC to U.S. Bank National Association pursuant to the Indenture dated June 1, 2015

10.22	*†	FTS International, Inc. 2018 Equity and Incentive Compensation Plan

10.23	*†	Form of Restricted Stock Unit Agreement under the 2018 Equity and Incentive Compensation Plan

10.24	*†	First Amendment to Severance Agreement, dated as of June 15, 2017, between FTS International, Inc. and Michael J. Doss

10.25	*†	First Amendment to Severance Agreement, dated as of June 15, 2017, between FTS International, Inc. and Buddy Petersen

10.26	*†	First Amendment to Severance Agreement, dated as of June 15, 2017, between FTS International, Inc. and Lance Turner

10.27	*†	Letter Agreement, dated as of June 15, 2017, between FTS International, Inc. and Karen D. Thornton

10.28	*†	Letter Agreement, dated as of June 15, 2017, between FTS International, Inc. and Jennifer L. Keefe

10.29	*	Credit Agreement, dated February 22, 2018, among FTS International, Inc., Wells Fargo Bank, National Association, as administrative agent, and the several lenders party thereto

10.30	*

Guaranty and Security Agreement, dated February 22, 2018, among FTS International Services, LLC, FTS International, Inc., FTS International Manufacturing, LLC and Wells Fargo Bank, National Association, as administrative agent

Exhibit Number		Description
10.31	*	Trademark Security Agreement, dated February 22, 2018, between FTS International Services, LLC and Wells Fargo Bank, National Association, as administrative agent

10.32	*

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

10.33	*†	Letter Agreement, dated December 19, 2016, between FTS International, Inc. and Karen D. Thornton

10.34	*†	Form of Restricted Stock Unit Agreement for Directors under the 2018 Equity and Incentive Compensation Plan

21.1	**	List of Subsidiaries

23.1	**	Consent of Grant Thornton LLP

24.1	**	Power of Attorney (included on signature page)

31.1	**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Schema Document
101.CAL	***	XBRL Calculation Linkbase Document
101.DEF	***	XBRL Definition Linkbase Document
101.LAB	***	XBRL Label Linkbase Document
101.PRE	***	XBRL Presentation Linkbase Document

*       Previously filed

**     Filed herewith

***   Furnished herewith

†       Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTS INTERNATIONAL, INC.

February 28, 2019	/s/ Michael J. Doss
Michael J. Doss
Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date

/s/ Michael J. Doss	Chief Executive Officer and Director	February 28, 2019
Michael J. Doss	(Principal Executive Officer)

/s/ Lance D. Turner	Chief Financial Officer and Treasurer	February 28, 2019
Lance D. Turner	(Principal Financial Officer and
Principal Accounting Officer)

	Chairman	February 28, 2019
Goh Yong Siang

/s/ Domenic J. Dell’Osso, Jr.	Director	February 28, 2019
Domenic J. Dell’Osso, Jr.

	Director	February 28, 2019
Bryan J. Lemmerman

/s/ Ong Tiong Sin	Director	February 28, 2019
Ong Tiong Sin

	Director	February 28, 2019
Sim Hong Boon

/s/ Michael C. Jennings	Director	February 28, 2019
Michael C. Jennings

/s/ Carol J. Johnson	Director	February 28, 2019
Carol J. Johnson

FTS INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

FTS International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of FTS International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

February 28, 2019

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2018	2017	2016
Revenue
Revenue	$1,450.4	$1,352.7	$529.5
Revenue from related parties	92.9	113.4	2.7
Total revenue	1,543.3	1,466.1	532.2

Operating expenses
Costs of revenue (excluding depreciation of $75.9, $75.6 and $98.9, respectively, included in depreciation and amortization below)	1,033.2	1,009.8	510.5
Selling, general and administrative	87.9	81.0	64.4
Depreciation and amortization	84.7	86.6	112.6
Impairments and other charges	19.2	1.8	12.3
(Gain) loss on disposal of assets, net	(0.1)	(1.4)	1.0
Gain on insurance recoveries	—	(2.9)	(15.1)
Total operating expenses	1,224.9	1,174.9	685.7

Operating income (loss)	318.4	291.2	(153.5)

Interest expense, net	(49.3)	(86.7)	(87.5)
(Loss) gain on extinguishment of debt, net	(9.8)	(1.4)	53.7
Equity in net income (loss) of joint venture affiliate	1.1	(0.8)	(2.8)

Income (loss) before income taxes	260.4	202.3	(190.1)
Income tax expense (benefit)	2.0	1.6	(1.6)

Net income (loss)	$258.4	$200.7	$(188.5)

Net income (loss) attributable to common stockholders	$681.6	$(25.9)	$(370.1)

Basic and diluted earnings (loss) per share attributable to common stockholders	$6.54	$(0.50)	$(7.14)
Shares used in computing basic and diluted earnings (loss) per share	104.2	51.8	51.8

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share amounts)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$177.8	$208.1
Accounts receivable, net	158.3	231.1
Accounts receivable from related parties	—	3.0
Inventories	66.6	44.5
Prepaid expenses and other current assets	7.0	19.9
Total current assets	409.7	506.6

Property, plant, and equipment, net	275.3	270.9
Intangible assets, net	29.5	29.5
Investment in joint venture affiliate	23.2	21.0
Other assets	6.0	3.0
Total assets	$743.7	$831.0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$101.1	$138.3
Accrued expenses and other current liabilities	31.3	44.4
Total current liabilities	132.4	182.7

Long-term debt	503.2	1,116.4
Other liabilities	1.2	0.4
Total liabilities	636.8	1,299.5

Commitments and contingencies (Note 13)

Series A convertible preferred stock, $0.01 par value, 350,000 shares authorized, issued and outstanding at December 31, 2017	—	349.8

Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 25,000,000 shares authorized at December 31, 2018	—	—
Common stock, $0.01 par value, 320,000,000 shares authorized, 109,434,841 shares issued and outstanding at December 31, 2018 and 51,782,735 shares issued and outstanding at December 31, 2017	36.4	35.9
Additional paid-in capital	4,378.4	3,712.1
Accumulated deficit	(4,307.9)	(4,566.3)
Total stockholders’ equity (deficit)	106.9	(818.3)
Total liabilities and stockholders’ equity (deficit)	$743.7	$831.0

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$258.4	$200.7	$(188.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	84.7	86.6	112.6
Stock-based compensation	15.2	—	—
Amortization of debt discounts and issuance costs	2.5	3.9	3.8
Impairment of assets	—	—	7.0
(Gain) loss on disposal of assets, net	(0.1)	(1.4)	1.0
Loss (gain) on extinguishment of debt, net	9.8	1.4	(53.7)
Gain on insurance recoveries	—	(2.9)	(15.1)
Other non-cash items	(1.6)	0.5	2.0
Changes in operating assets and liabilities:
Accounts receivable	72.7	(154.9)	24.0
Accounts receivable from related parties	3.0	(2.9)	3.4
Inventories	(22.6)	(20.1)	5.3
Prepaid expenses and other assets	2.8	(4.4)	2.6
Accounts payable	(27.7)	65.2	2.8
Accrued expenses and other liabilities	(12.3)	8.3	(17.0)
Net cash provided by (used in) operating activities	384.8	180.0	(109.8)

Cash flows from investing activities
Capital expenditures	(100.5)	(64.0)	(10.3)
Proceeds from disposal of assets	1.9	4.1	31.5
Proceeds from insurance recoveries	—	4.2	19.0
Other	—	1.1	—
Net cash (used in) provided by investing activities	(98.6)	(54.6)	40.2

Cash flows from financing activities
Repayments of long-term debt	(625.1)	(77.6)	(37.6)
Net proceeds from issuance of common stock	303.0	—	—
Payments of revolving credit facility issuance costs	(2.4)	—	—
Taxes paid related to net share settlement of equity awards	(1.1)	—	—
Net cash used in financing activities	(325.6)	(77.6)	(37.6)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(39.4)	47.8	(107.2)
Cash, cash equivalents, and restricted cash at beginning of period	217.2	169.4	276.6
Cash, cash equivalents, and restricted cash at end of period	$177.8	$217.2	$169.4

Supplemental cash flow information:
Interest paid	43.1	83.2	84.2
Income tax payments, net	2.3	—	—
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	4.0	13.6	1.2

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2016	51,784	$35.9	$3,712.1	$(4,578.5)	$(830.5)

Net loss	—	—	—	(188.5)	(188.5)
Activity related to stock plans	(1)	—	—	—	—
Balance at December 31, 2016	51,783	35.9	3,712.1	(4,767.0)	(1,019.0)

Net income	—	—	—	200.7	200.7
Balance at December 31, 2017	51,783	35.9	3,712.1	(4,566.3)	(818.3)

Net income	—	—	—	258.4	258.4
Activity related to stock plans	160	—	14.0	—	14.0
Recapitalization of convertible preferred stock to common stock	39,415	0.4	349.4	—	349.8
Issuance of common stock	18,077	0.1	302.9	—	303.0
Balance at December 31, 2018	109,435	$36.4	$4,378.4	$(4,307.9)	$106.9

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

Throughout the notes to these consolidated financial statements, the terms “the Company,” “we,” “us,” “our” or “ours” refer to FTS International, Inc., together with its consolidated subsidiaries.

We are one of the largest providers of hydraulic fracturing services in North America. Our services enhance hydrocarbon flow from oil and natural gas wells drilled by exploration and production (“E&P”), companies in shale and other unconventional resource formations. Our customers include leading E&P companies that specialize in unconventional oil and natural gas resources in North America. We operate in five of the most active major unconventional basins in the United States: the Permian Basin, the SCOOP/STACK Formation, the Marcellus/Utica Shale, the Eagle Ford Shale and the Haynesville Shale. Substantially all of our business activities support our well completion services. We manage our business, allocate resources, and assess our financial performance on a consolidated basis; therefore we do not have separate operating segments.

In 2014, we entered into a joint venture agreement with the Sinopec Oilfield Service Corporation (“Sinopec”). This joint venture collaboration offers hydraulic stimulation services in China. The joint venture company, SinoFTS Petroleum Services Ltd. (“SinoFTS”), is owned 55% by Sinopec and 45% by the Company. SinoFTS serves both Sinopec and other exploration and production companies in China. On January 9, 2019, we filed an arbitration proceeding with the Singapore International Arbitration Centre to resolve a dispute related to the manner of operations by our JV partner.

Recent Developments: In February 2018, the Company completed an initial public offering of its common stock and completed a number of other transactions. See Note 5 — “Stockholders’ Equity (Deficit)” for more information.

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

	Year Ended December 31,
	2018	2017	2016
EQT Production Company	12%	*	12%
Devon Energy Corporation	12%	*	*
Newfield Exploration	*	*	18%
EP Energy Corporation	*	*	11%
Vine Oil and Gas, L.P.	*	*	10%

*Less than 10%

Related Parties

We have historically provided services and sold equipment to Chesapeake Energy Corporation and its affiliates (“Chesapeake”), which beneficially owned approximately 20% of our outstanding common stock as of December 31, 2018, and had the right to designate two individuals to serve on our board of directors during the periods presented. Revenue earned from Chesapeake was $92.9 million, $113.1 million and $2.4 million in 2018, 2017 and 2016, respectively. All revenue earned from Chesapeake is based on the prevailing market prices for our services at the time the work is performed. At December 31, 2018 and 2017, we had accounts receivable balances of zero and $2.7 million, respectively, from Chesapeake.

We sold equipment to SinoFTS for $0.3 million and $0.3 million in 2017 and 2016, respectively. All revenue earned from SinoFTS is based on prevailing market prices. At December 31, 2018 and 2017, we had accounts receivable balances of zero and $0.3 million, respectively, from this related party.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and all majority-owned domestic and foreign subsidiaries. Investments over which we have the ability to exercise significant influence over operating and financial policies, but do not hold a controlling interest, are accounted for using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. There were no items of other comprehensive income in the periods presented.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at their invoiced amounts or amounts for which we have a right to invoice based on services completed. We establish an allowance for doubtful accounts to reduce the carrying value of our accounts receivable based on a number of factors, including the length of time that accounts receivable are past due, our previous loss history, and the customer’s creditworthiness. The provision for doubtful accounts was not significant for any period presented in the Consolidated Statements of Operations.

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

Restricted Cash

We have pledged cash as collateral for letters of credit issued to our casualty and general liability insurance provider. Restricted cash totaled zero and $9.1 million at December 31, 2018 and 2017, respectively, and is included in prepaid expenses and other current assets in our Consolidated Balance Sheets. These amounts represent cash used to secure certain letters of credit. In February 2018, we closed on a new revolving credit facility, and issued replacement letters of credit under the new facility, which allowed us to cancel the cash secured letters of credit.

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

We capitalize qualifying costs related to the acquisition or development of internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges between three and five years. The unamortized balance of capitalized software costs at December 31, 2018 and 2017, was $3.7 million and $7.5 million, respectively. Amortization of computer software was $4.2 million, $5.3 million and $5.7 million in 2018, 2017 and 2016, respectively.

Goodwill and Intangible Assets

We have historically acquired goodwill and indefinite-lived intangible assets related to business acquisitions. Goodwill is the amount by which the consideration transferred to acquire a business exceeds the fair value of the underlying individual assets and liabilities of that business. Goodwill and intangible assets with indefinite lives are not amortized. The amount of goodwill and indefinite-lived intangible assets recorded in our Consolidated Balance Sheets for the periods presented was zero and $29.5 million, respectively. Intangible assets with definite lives are amortized on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized, which is generally on a straight-line basis over the asset’s estimated useful life. The amount of intangible assets with definite lives recorded in our Consolidated Balance Sheets for the periods presented was zero.

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

Long-lived assets, such as property, plant, equipment and definite-lived intangible assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Recoverability is assessed based on the undiscounted future cash flows generated by the asset or asset group. If the carrying amount of an asset or asset group is not recoverable, we recognize an impairment loss equal to the amount by which the carrying amount exceeds fair value. We estimate fair value based on the income, market, or cost valuation techniques.

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

Equity Method Investments

Investments in which we have the ability to exercise significant influence, but not control, are accounted for pursuant to the equity method of accounting. We recognize our proportionate share of earnings or losses of our international affiliates three months after they occur. When events and circumstances warrant, investments accounted for under the equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in value of an investment below its carrying amount is determined to be other-than-temporary.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in earnings in the period that includes the enactment date. We recognize future tax benefits to the extent that such benefits are more likely than not to be realized.

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

Revenue Recognition

The Company contracts with its customers to perform hydraulic fracturing services on one or more oil or natural gas wells. Under these arrangements, we satisfy our performance obligations as services are rendered, which is generally upon the completion of a fracturing stage. We typically complete one or more stages per day. A stage is considered complete when we have met the specifications set forth by the customer, at which time we have the right to invoice the customer and the customer is obligated to pay us for the services rendered. The price for our services typically includes an equipment charge and product charges for proppant, chemicals and other products actually consumed during the course of providing our services. The price for each stage of a particular well does not vary significantly. Payment terms average approximately two months from the date a stage is completed. All consideration owed to us for services performed during a period is fixed and our right to receive it is unconditional.

We also contract with some customers to provide them with the exclusive use of a fracturing fleet for a period of time. We satisfy our performance obligation as services are rendered, which is based on the passage of time rather than the completion of a stage. Under these arrangements, we have the right to receive consideration from a customer even if circumstances outside of our control prevent us from performing our work. All consideration owed to us for services performed during a period is fixed and our right to receive it is unconditional.

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

During 2018 we acted as a principal, rather than as an agent, for all of the goods and services that we provided to our customers; our customer arrangements did not include obligations for refunds or warranties of our work; and we did not incur incremental costs to obtain or fulfill contracts with our customers.

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

Unconditional Purchase Obligations

We have historically entered into inventory supply arrangements with our vendors, primarily for sand, that contain unconditional purchase obligations. These represent obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices. We enter into these unconditional purchase obligation arrangements in the normal course of business to ensure that adequate levels of sourced product are available to us. To account for these arrangements, we must monitor whether we may be required to make a minimum payment to a vendor in a future period because our projected inventory purchases may not satisfy our minimum commitments. If we conclude that it is probable that we will make a minimum payment under these arrangements, we will record an estimated loss for these commitments in the current period.

Stock-Based Compensation

We measure all employee stock-based compensation awards using a fair value method and record this cost in the consolidated financial statements. Our stock-based compensation relates to restricted stock units issued to our employees. On the date that an equity-classified award is granted, we determine the fair value of the award and recognize the compensation cost over the requisite service period, which typically is the period over which the award vests. For liability-classified awards, we determine the fair value of the award at each reporting date and recognize a portion of the fair value equal to the amount of time that has passed in the requisite service period. For equity-classified awards with graded vesting based solely on the satisfaction of a service condition, we recognize compensation cost as a single award on a straight-line basis. We account for forfeited awards as forfeitures occur, which results in a reversal of stock-based compensation cost previously recognized up to the date of the forfeiture. For stock-based awards with performance conditions that affect vesting, we only recognize compensation cost when it is probable that the performance conditions will be met.

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

•	Level Three: The use of significant unobservable inputs that typically require the use of management’s estimates of assumptions that market participants would use in pricing.

New Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), 2014-09, Revenue from Contracts with Customers. The FASB subsequently issued a number of additional ASUs to update this guidance. This guidance superseded substantially all existing accounting guidance related to the accounting for revenue transactions. This guidance establishes a core principle that an entity should record revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. We adopted this standard on January 1, 2018. Our approach to adopting this standard included performing a review of key contracts and comparing historical accounting policies and practices to the new accounting guidance. The accounting for revenue under the new ASU is materially consistent with our previous revenue recognition process. These consolidated financial statements have been prepared in accordance with the new ASU utilizing the modified retrospective method, which did not require a cumulative effect of accounting change at January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases. The FASB subsequently issued a number of additional ASUs to update this guidance. This standard was issued to increase transparency and comparability among organizations by requiring that a right-of-use asset and corresponding lease liability be recorded on the balance sheet for leases with terms longer than 12 months. This standard is effective for our financial statements beginning on January 1, 2019. We transitioned to the new guidance using the modified retrospective transition method on the adoption date and we will recognize a cumulative-effect adjustment to our retained earnings for this accounting change on January 1, 2019. We plan to elect three practical expedients allowed under the guidance. According to these practical expedients we will not reassess whether existing contracts are or contain a lease; we will not reassess whether existing leases are operating or finance leases; and we will not reassess the accounting for initial direct costs for existing leases. We are in the process of determining the effects that the new standard will have on our consolidated financial statements. Our approach includes a review of existing leases and other executory contracts that may contain embedded leases and identifying the key terms that will be necessary for us to calculate the right-of-use asset and lease liability. We currently estimate that the adoption of this standard will increase our total assets and liabilities by approximately $40 million. These estimates could change before the completion of our adoption of this new guidance.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This standard was issued to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted this standard on January 1, 2018, and it had no effect on our consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This standard was issued to change the presentation of amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this standard on January 1, 2018, and the effects of this standard and related required disclosures have been reflected in our condensed consolidated statements of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated statements of cash flows:

	December 31,
(In millions)	2017	2016
Cash and cash equivalents	$208.1	$160.3
Restricted cash included in prepaid expenses and other current assets	9.1	9.1
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$217.2	$169.4

As of December 31, 2017 and 2016, we had amounts included in restricted cash that represented amounts required to be set aside by contractual agreement with our casualty and general liability insurance provider and corporate credit card provider. In February 2018, these contractual agreements to set aside cash were terminated. Therefore, as of December 31, 2018, we had no restricted cash balance.

As a result of our adoption of ASU 2016-18, we recasted certain balances in our consolidated statement of cash flows for 2017 and 2016. The following table reflects the recasted balances:

	Year Ended December 31, 2017
(In millions)	As Reported	Adjustments	Recasted
Net cash used in investing activities	$(54.6)	$—	$(54.6)
Cash, cash equivalents, and restricted cash at beginning of period	$160.3	$9.1	$169.4
Cash, cash equivalents, and restricted cash at end of period	$208.1	$9.1	$217.2

	Year Ended December 31, 2016
(In millions)	As Reported	Adjustments	Recasted
Net cash provided by investing activities	$43.1	$(2.9)	$40.2
Cash, cash equivalents, and restricted cash at beginning of period	$264.6	$12.0	$276.6
Cash, cash equivalents, and restricted cash at end of period	$160.3	$9.1	$169.4

NOTE 3 — SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts Receivable

The following table summarizes our accounts receivable balance:

	December 31,
(In millions)	2018	2017
Trade accounts receivable	$159.2	$233.2
Allowance for doubtful accounts	(0.9)	(2.1)
Accounts receivable, net	$158.3	$231.1

The change in allowance for doubtful accounts is as follows:

(In millions)	2018	2017	2016
Balance at beginning of year	$2.1	$2.3	$1.7
Provision for bad debts, net included in selling, general, and administrative expense	—	0.3	1.3
Uncollectible receivables written off	(1.2)	(0.5)	(0.7)
Balance at end of year	$0.9	$2.1	$2.3

Inventories

The following table summarizes our inventories:

	December 31,
(In millions)	2018	2017
Maintenance parts	$60.3	$34.5
Proppants and chemicals	4.3	7.5
Other	2.0	2.5
Total inventories	$66.6	$44.5

Prepaid Expenses and Other Current Assets

The following table summarizes our prepaid expenses and other current assets:

	December 31,
(In millions)	2018	2017
Restricted cash	$—	$9.1
Prepaid expenses	5.8	7.1
Other	1.2	3.7
Total prepaid expenses and other current assets	$7.0	$19.9

Property, Plant, and Equipment, net

The following table summarizes our property, plant, and equipment:

			Estimated
	December 31,		Useful Life
(Dollars in millions)	2018	2017	(in years)
Service equipment	$780.5	$745.1	2.5 – 10
Buildings and improvements	63.1	63.1	15 – 39
Office, software, and other equipment	44.7	43.7	3 – 7
Vehicles and transportation equipment	9.2	13.6	5 – 20
Land	7.7	7.7	N/A
Construction-in-process and other	32.4	35.3	N/A
Total property, plant, and equipment	937.6	908.5
Accumulated depreciation and amortization	(662.3)	(637.6)
Total property, plant, and equipment, net	$275.3	$270.9

Depreciation expense was $84.7 million, $86.6 million and $112.6 million in 2018, 2017 and 2016, respectively.

Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued liabilities:

	December 31,
(In millions)	2018	2017
Sales, use, and property taxes	$12.5	$19.3
Employee compensation and benefits	6.1	13.6
Interest	4.3	5.7
Insurance	4.3	3.3
Other	4.1	2.5
Total accrued expenses and other current liabilities	$31.3	$44.4

NOTE 4 — INDEBTEDNESS AND BORROWING FACILITY

The following table summarizes our long-term debt:

	December 31,
(In millions)	2018	2017
Senior floating rate notes due June 2020	$—	$290.0
Term loan due April 2021	121.0	431.0
Senior notes due May 2022	386.9	409.0
Total principal amount	507.9	1,130.0
Less unamortized discount and debt issuance costs	(4.7)	(13.6)
Total long-term debt	$503.2	$1,116.4
Estimated fair value of long-term debt	$461.2	$1,113.8

Estimated fair values for our term loan and senior notes were determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the FASB’s fair value hierarchy.

2020 Senior Floating Rate Notes

On June 1, 2015, we completed an offering of $350 million of senior secured floating rate notes due June 15, 2020, in a private offering to qualified institutional buyers (“2020 Senior Notes”). The 2020 Senior Notes bore interest at a three-month London Interbank Offered Rate (“LIBOR”) plus a margin of 7.5% per annum. Interest was payable quarterly, in arrears, on March 15, June 15, September 15 and December 15.

The 2020 Senior Notes were issued at a discount of $3.5 million for aggregate consideration of $346.5 million and resulted in net proceeds to the Company of $340.5 million after debt issuance costs of $6.0 million.

The obligation to pay principal and interest on the 2020 Senior Notes was jointly and severally guaranteed on a full and unconditional basis by all of our wholly owned domestic subsidiaries. The 2020 Senior Notes were secured on a first priority basis by our accounts receivable, inventory, deposit accounts, and certain hydraulic fracturing and other equipment. The 2020 Senior Notes were secured on a second priority basis by 100% of the equity interests of our existing and future domestic subsidiaries and 65% of the voting equity interests of our existing and future foreign subsidiaries.

The 2020 Senior Notes were redeemable, at our option, beginning on June 15, 2016, at a premium of 3%. The redemption premium then declined each year until June 15, 2018, at which time we could redeem the notes at par value.

The 2020 Senior Notes contained covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase or pay dividends on our common or preferred stock, sell substantially all of our assets, make certain investments, or enter into certain other transactions.

In 2018, we repaid all $290.0 million of the remaining principal amount of 2020 Senior Notes. We recognized a loss on debt extinguishment of $8.3 million. In 2017, we repaid $60.0 million of aggregate principal amount of 2020 Senior Notes. We recognized a loss on debt extinguishment of $1.8 million.

We were in compliance with all of the covenants in the indenture governing our 2020 Senior Notes for all periods that these notes were outstanding.

2022 Senior Notes

On April 16, 2014, we completed an offering of $500 million of 6.25% senior secured notes due May 1, 2022, in a private offering to qualified institutional buyers (“2022 Senior Notes”). Interest is payable semiannually, in arrears, on May 1 and November 1. The Company received net proceeds of $489.7 million after debt issuance costs of $10.3 million, which resulted in an effective interest rate of 6.58% for these notes.

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

In 2018, we repurchased $22.1 million of aggregate principal amount of 2022 Senior Notes in the qualified institutional market. We recognized a gain on debt extinguishment of $1.2 million. In 2017, we repurchased $17.3 million of aggregate principal amount of 2022 Senior Notes in the qualified institutional market. We recognized a gain on debt extinguishment of $0.4 million. In 2016, we repurchased $43.7 million of aggregate principal amount of 2022 Senior Notes in the qualified institutional market. We recognized a gain on debt extinguishment of $25.4 million.

We were in compliance with all of the covenants in the indenture governing our 2022 Senior Notes at December 31, 2018 and 2017.

Term Loan

On April 16, 2014, we entered into a $550 million term loan, which matures on April 16, 2021, (“Term Loan”) with a group of lenders with Wells Fargo Bank, N.A., as administrative agent. The Term Loan bears interest at LIBOR plus a margin of 4.75% per annum, with a 1.00% LIBOR floor. Interest is payable on interest rate reset dates, which generally will be on a three-month basis.

The Term Loan was issued at a discount of $2.7 million for aggregate consideration of $547.3 million and resulted in net proceeds to the Company of $540.0 million after debt issuance costs of $7.3 million. The effective interest rate of the Term Loan was 7.6% at December 31, 2018.

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

In 2018, we repaid $310.0 million of aggregate principal amount of Term Loan. We recognized a loss on debt extinguishment of $2.7 million. In 2016, we repaid $49.0 million of aggregate principal amount of Term Loan. We recognized a gain on debt extinguishment of $28.3 million.

We were in compliance with all of the covenants in the Term Loan at December 31, 2018 and 2017.

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

The credit facility contains covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase or pay dividends on our common stock, sell substantially all of our assets, make certain investments, or enter into certain other transactions. We were in compliance with all of the covenants in the credit facility at December 31, 2018.

As of February 28, 2019, the borrowing base was $113.2 million and therefore our maximum availability under the credit facility was $113.2 million. As of February 28, 2019, there were no borrowings outstanding under the credit facility, and letters of credit totaling $7.1 million were issued, resulting in $106.1 million of availability under the credit facility.

The following table summarizes the maturities of our long-term debt at December 31, 2018:

(In millions)
2019	$—
2020	—
2021	121.0
2022	386.9
2023	—
2024 and thereafter	—
Total principal amount of long-term debt	$507.9

NOTE 5 — STOCKHOLDERS’ EQUITY (DEFICIT)

Initial Public Offering of Common Stock

We completed an initial public offering (“IPO”) of 22.4 million shares of common stock at a price to the public of $18.00 per share, of which 18.1 million shares were sold by the Company and 4.3 million shares were sold by one of our stockholders, a subsidiary of Chesapeake Energy Corporation. The shares began trading on The New York Stock Exchange on February 2, 2018, under the ticker symbol “FTSI.” The Company received net proceeds from the offering of $303.0 million, after offering costs. We used the net proceeds from the offering for general corporate purposes, primarily debt repayments. The Company did not receive any proceeds from the offering of shares by the selling stockholder.

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

Each share of Preferred Stock was convertible into 2,573 shares of our common stock, subject to adjustment upon the occurrence of specified events set forth under terms of the Preferred Stock.

The Preferred Stock was redeemable at the Company’s option at any time after all of our debt was repaid. The redemption price per share was an amount in cash equal to the original price per share of the Preferred Stock, plus such additional amount as would give the holder an after-tax internal rate of return for investment in the Preferred Stock of 25% per annum (the “Accreted Amount”). At December 31, 2017, the Accreted Amount of the Preferred Stock was estimated to be $1,132.7 million.

The Preferred Stock was mandatorily convertible into shares of our common stock in connection with an initial public offering of our common stock if both of the following conditions were met (a “Qualified IPO”):

•	Aggregate proceeds to the Company were at least $250 million; and
•	The split-adjusted initial offering price to the public was not less than $1.50 per share.

In connection with a Qualified IPO, each share of Preferred Stock would be convertible into the number of shares of common stock that had a market value (based on the initial offering price to the public) equal to the Accreted Amount.

The Preferred Stock was mandatorily redeemable for cash upon a change of control, provided that all of our debt had been repaid. Each share of Preferred Stock would be redeemed for an amount in cash equal to the higher of:

•	The Accreted Amount; or
•	The original purchase price of the Preferred Stock plus an amount equal to 20% of the then outstanding equity value of the Company divided by the number of Preferred Stock shares then outstanding.

The Preferred Stock ranked senior to our common stock with respect to dividend rights and distribution rights in the event of any liquidation, winding-up or dissolution of the Company. The amount that each share of Preferred Stock was entitled to in liquidation is equal to the Accreted Amount.

The holders of the Preferred Stock were also common stockholders of the Company and, prior to the completion of our initial public offering, collectively appointed 100% of our board of directors. Therefore, the Preferred Stock holders could have directed the Company to redeem the Preferred Stock at any time after all of our debt had been repaid; however, we did not consider this to be probable for the periods presented due to the amount of debt outstanding. Therefore, we classified the Preferred Stock as temporary equity on our Consolidated Balance Sheets but did not record any accretion of the Preferred Stock in our consolidated financial statements.

In connection with the IPO, a number of shares of our convertible Preferred Stock converted into common stock at the rate of 155.944841 shares of common stock per each share of Preferred Stock. All remaining shares of Preferred Stock were canceled. We refer to this conversion and the cancelation together as the recapitalization of the

Preferred Stock. The conversion rate of the Preferred Stock and shares canceled were calculated so that following the recapitalization, stockholders that did not own Preferred Stock would own 7% of our common stock prior to the IPO. The recapitalization of all outstanding shares of our Preferred Stock resulted in 39.4 million new shares of common stock.

NOTE 6 — STOCK-BASED COMPENSATION

2014 Long-Term Incentive Plan

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

Under generally accepted accounting principles for stock-based compensation, a performance condition that affects vesting and is based on a corporate liquidity event such as an initial public offering of common stock precludes the recognition of compensation expense related to the awards until this performance condition has been met. Therefore, no compensation expense for these awards was recognized until this performance condition was met.

In February 2018, we completed an IPO of our common stock. This transaction qualified as the final vesting condition for these RSUs. The compensation expense recognized in 2018 for the stock-settled RSUs was $2.0 million. The compensation expense recognized in 2018 for the cash-settled RSUs was $1.7 million. The Company elected to settle the stock-settled RSUs in cash. The 2014 LTIP was terminated after the payout of the RSUs.

2018 Equity and Incentive Compensation Plan

Our board of directors and stockholders adopted the 2018 Equity and Incentive Compensation Plan (“2018 Plan”) to attract and retain officers, employees, directors, consultants and other key personnel and to provide those persons incentives and awards for performance. The 2018 Plan allocated 2.8 million shares of common stock in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, or other stock-based awards. Any shares that become available as a result of forfeiture, cancelation, expiration or cash settlement of an award are allowed to be granted again at a future date under the 2018 Plan. RSUs are valued at the market price of a share of our common stock on the date of grant. All awards granted to employees vest in 25% increments over a four-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.

The following table summarizes the 2018 transactions related to the RSUs granted under the 2018 Plan.

		Weighted-
	Number	Average
	of Units	Grant-Date
	(In thousands)	Fair Value
Unvested balance at January 1, 2018	—	$—
Granted	3,000	19.67
Vested	(250)	19.90
Forfeited	(310)	19.90
Unvested balance at December 31, 2018	2,440	$19.62

The compensation committee of our board of directors granted 3.0 million restricted stock units (“RSUs”) to employees and a non-employee director in 2018. Some RSUs were forfeited during the year and subsequently granted again to other employees. As of December 31, 2018, 2.4 million unvested RSUs were outstanding under this plan, and up to approximately 131,000 shares were available for future grants under this plan.

Stock-based compensation expense for these RSUs was $15.2 million 2018. The weighted-average grant-date fair value per share of RSUs granted was $19.67 in 2018. The grant-date fair value of these RSUs was based on the price of our common stock on the date of grant. The fair value of RSUs vested was $5.0 million in 2018. At December 31, 2018, there was $37.6 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.2 years.

The compensation cost charged against income for all stock-based compensation was $18.9 million, zero and zero in 2018, 2017 and 2016, respectively. The total income tax benefit for all stock-based compensation was $3.8 million in 2018; however, such benefit was substantially offset by the valuation allowance against our deferred tax assets.

NOTE 7 — RETIREMENT PLAN

We offer a 401(k) defined contribution retirement plan (“401(k) Plan”), which allows a participant to defer, by payroll deductions, from 0% to 100% of the participant’s annual compensation, limited to certain annual maximums set by the Internal Revenue Code. The 401(k) Plan has historically provided a discretionary matching contribution to each participant’s account. Company matching contributions to the 401(k) Plan are made in cash and were $4.1 million, $1.5 million, and zero in 2018, 2017 and 2016, respectively. The Company suspended matching contributions in July 2015 and resumed making contributions in July 2017.

NOTE 8 — IMPAIRMENTS AND OTHER CHARGES

The following table summarizes our impairments and other charges:

	Year Ended December 31,
(In millions)	2018	2017	2016
Supply commitment charges	$19.2	$1.2	$2.5
Impairment of assets	—	—	7.0
Lease abandonment charges	—	0.6	2.0
Employee severance costs	—	—	0.8
Total impairments and other charges	$19.2	$1.8	$12.3

Supply Commitment Charges

We incur supply commitment charges when our purchases of proppant from certain suppliers are less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future charges that are considered likely are also required to be recorded in the current period.

We recorded aggregate charges under these supply contracts of $19.2 million, $1.2 million and $2.5 million in 2018, 2017 and 2016, respectively. These charges related to actual purchase shortfalls incurred, as well as forecasted purchase shortfalls that are expected to be incurred and settled in future periods. Approximately $12 million of our 2018 supply commitment charges relate to estimated losses under these contracts for 2019. These purchase shortfalls are due to our customers choosing to provide their own proppant, our customers’ desire to purchase sand from sand mines closer to their operating areas, increased purchase commitments in 2019, and low activity levels in 2016.

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

Impairment of Assets

During 2016, we recorded asset impairments of $7.0 million related to service equipment and real property that we no longer use and identified to sell.

Lease Abandonment Charges

During 2016, we vacated certain leased facilities to consolidate our operations. In 2017 and 2016, we recognized expense of $0.6 million and $2.0 million, respectively, in connection with these actions.

Employee Severance Costs

During 2016, we incurred employee severance costs of $0.8 million in connection with our corporate and operating restructuring initiatives. At December 31, 2016, we had paid substantially all severance payments owed to former employees.

NOTE 9 — ASSET DISPOSALS

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

NOTE 10 — GAIN ON INSURANCE RECOVERIES

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

NOTE 11 — INCOME TAXES

The following table summarizes the components of income tax expense (benefit):

	Year Ended December 31,
(In millions)	2018	2017	2016
Current:
Federal	$—	$—	$—
State	2.0	1.6	(1.6)
Total current	2.0	1.6	(1.6)
Total deferred	—	—	—
Income tax expense (benefit)	$2.0	$1.6	$(1.6)

Actual income tax expense (benefit) differed from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

	Year Ended December 31,
(In millions)	2018	2017	2016
Income (loss) before income taxes	$260.4	$202.3	$(190.1)
Statutory federal income tax rate	21.0%	35.0%	35.0%
Federal income tax expense (benefit) at statutory rate	54.7	70.8	(66.5)
State income tax expense (benefit), net of federal effect	5.5	7.2	(6.7)
Effect of changes in income apportionment amongst states	6.1	8.2	—
Effect of U.S. tax law change	—	424.8	—
Other items, net	0.2	1.7	0.1
Change in valuation allowance	(64.5)	(511.1)	71.5
Income tax expense (benefit)	$2.0	$1.6	$(1.6)

Effective tax rate	0.8%	0.8%	0.8%

Due to the mobile nature of our operations, the apportionment of annual income that we earn in a state can change over time. States have different income tax rates and therefore the weighted-average state tax rate that we apply to our taxable and deductible temporary differences and net operating loss carryforwards can also change over time. The resulting effects on our deferred tax assets and deferred tax liabilities are recognized in the current period and affects our overall effective tax rate; however, these changes are offset by corresponding changes in our valuation allowance.

In December 2017, the President of the United States signed into law H.R. 1, or commonly referred to as the Tax Cuts and Jobs Act of 2017 that, among other things, reduced the federal income tax rate from 35% to 21% beginning on January 1, 2018. Under generally accepted accounting principles for income taxes, we are required to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted. Accordingly, we remeasured our federal deferred tax assets as of December 31, 2017, to a 21% rate. This would have resulted in additional tax expense of $424.8 million in 2017; however, this amount was offset by a corresponding change in our valuation allowance.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(In millions)	2018	2017
Deferred tax assets:
Goodwill and intangible assets	$313.0	$365.3
Federal net operating loss carryforwards	319.4	338.0
State net operating loss carryforwards, net of federal benefit	41.0	39.7
Accrued liabilities	5.7	4.5
Stock-based compensation	2.4	—
Other	1.8	2.3
Gross deferred tax assets	683.3	749.8
Valuation allowance	(671.0)	(735.5)
Total deferred tax assets	12.3	14.3

Deferred tax liabilities:
Property, plant, and equipment	12.3	14.3
Total deferred tax liabilities	12.3	14.3

Net deferred tax asset	$—	$—

Because of our valuation allowance, our net deferred tax assets are zero and no deferred tax assets or liabilities are included in the Consolidated Balance Sheets.

At December 31, 2018, our federal net operating loss carryforwards were $1,520.0 million, which will expire on various dates between 2032 and 2036. Our state net operating loss carryforwards will expire on various dates between 2019 and 2037.

A reconciliation of the valuation allowance for deferred tax assets from January 1, 2016 to December 31, 2018 is as follows:

(In millions)	2018	2017	2016
Balance at January 1	$735.5	$1,246.6	$1,175.1
Additions	—	—	71.5
Deductions	(64.5)	(511.1)	—
Balance at December 31	$671.0	$735.5	$1,246.6

In 2012, we established a full valuation allowance with respect to our net deferred tax assets. We have recorded a full valuation allowance for these net deferred tax assets for each year since 2012. As a result, we only recorded income tax expense for states that limit the deduction of net operating loss carryforwards. Deferred tax assets related to our U.S. federal and state tax net operating losses are still available to us to offset future taxable income, subject to limitations in the event of a change of control under Section 382 of the Internal Revenue Code. At December 31, 2018, we had not incurred such an ownership change.

At each reporting date, we consider all available positive and negative evidence to evaluate whether our deferred tax assets are more likely than not to be realized. A significant piece of negative evidence that we consider is whether we have incurred cumulative losses (generally defined as losses before income taxes) in recent years. Such negative evidence weighs heavily against other more subjective positive evidence such as our projections for future taxable income. We noted that for the three years ended December 31, 2018, we recorded cumulative income before income taxes of $272.6 million. This is the first three-year period with cumulative income since we established the full valuation allowance in 2012. Notwithstanding the shift to three-year cumulative income, we concluded that a full valuation allowance was still required at December 31, 2018. We based this conclusion on the positive and negative evidence discussed below.

The primary positive evidence we noted was:

•	Our income before income taxes in 2018 and 2017 was $260.4 million and $202.3 million.
•	We are forecasting that 2019 will be a profitable year.

The primary negative evidence we noted was:

•	The cumulative income before income taxes for the three-year period ended December 31, 2018, was the only profitable three-year period since 2012.
•	The forecasts of our results and the consensus forecasts of the hydraulic fracturing industry have been historically volatile due to the up-and-down cycles experienced by the industry.
•

We have over $1.3 billion of deductible temporary differences that will reverse over the next seven years. These deductions will significantly limit the amount of net operating loss carryforwards that we will be able to realize over that time. These deductions also increase the likelihood that we could generate additional net operating losses in future periods.

•

The price of oil declined significantly in the fourth quarter of 2018. A significant decrease in the price of oil has historically resulted in a decrease in our customers’ activity levels and a corresponding decrease in our earnings.

•	We do not have prudent and feasible tax-planning strategies available to us to realize deferred tax assets.

If we continue to generate income before income taxes in future periods and if our forecasts become more accurate due to the cycles of the hydraulic fracturing industry becoming less significant, we may be able to recognize a portion of our net deferred tax assets in future periods. We will adjust the valuation allowance based on our evaluation of new information as it becomes available and new circumstances as they occur. Due to the prevailing negative evidence cited above, we believe that the earliest period when we may adjust the valuation allowance is the fourth quarter of 2019.

A reconciliation of the liability for gross unrecognized income tax benefits (excluding interest) from January 1, 2016 to December 31, 2018 is as follows:

(In millions)	2018	2017	2016
Balance at January 1	$—	$—	$1.4
Lapse in applicable statute of limitations	—	—	(1.4)
Balance at December 31,	$—	$—	$—

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was zero at December 31, 2018 and 2017, respectively.

We recognize accrued interest and penalties related to any uncertain tax positions as part of the tax provision. At December 31, 2018 and 2017, we had no accrued interest expense associated with unrecognized tax benefits. Interest expense associated with unrecognized tax benefits was zero for all periods presented.

FTS International, Inc. and its U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. We do not currently have significant operations or undistributed earnings in foreign jurisdictions. Our income tax returns are currently subject to examination in federal and state jurisdictions primarily for tax years from 2014 through 2017.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain administrative and sales offices, operational facilities and office equipment in various cities. We also lease some service equipment, light duty vehicles, and equipment used to transport sand and other proppants to our job locations. Some of our lease agreements include renewal or purchase options that we may choose to exercise at the end of the lease term. Total rental expense under our operating leases was $49.9 million, $26.8 million and $19.6 million in 2018, 2017 and 2016, respectively.

At December 31, 2018, our future minimum rental commitments due under non-cancellable operating leases is summarized below:

(In millions)	2019	2020	2021	2022	2023	Thereafter
Operating leases	$26.0	$14.9	$4.6	$1.5	$1.5	$1.1

Purchase Obligations

We have purchase commitments with certain vendors to supply a significant portion of the proppant used in our operations. These agreements have remaining terms ranging from one to six years. Some of these agreements have minimum unconditional purchase obligations. These minimum purchase obligations could change based upon the vendors ability to supply a minimum requirement. Total purchases made under these agreements were $33.8 million, $38.8 million and $20.9 million in 2018, 2017 and 2016, respectively. At December 31, 2018, our future minimum purchase commitments due under these agreements is summarized below:

(In millions)	2019	2020	2021	2022	2023	Thereafter
Purchase obligations	$56.5	$51.6	$48.3	$47.9	$47.9	$47.9

Litigation

In the ordinary course of business, we are subject to various legal proceedings and claims, some of which may not be covered by insurance. Many of these legal proceedings and claims are in early stages, and many of them seek an indeterminate amount of damages. We estimate and provide for potential losses that may arise out of legal proceedings and claims to the extent that such losses are probable and can be reasonably estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different from these estimates. When preparing our estimates, we consider, among other factors, the progress of each legal proceeding and claim, our experience and the experience of others in similar legal proceedings and claims, and the opinions and views of legal counsel. Legal costs related to litigation contingencies are expensed as incurred.

With respect to the litigation matters below, if there is an adverse outcome individually or collectively, there could be a material adverse effect on the Company’s consolidated financial position or results of operations. These litigation matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Therefore, there can be no assurance as to the ultimate outcome of these matters. Regardless of the outcome, any such litigation and claims can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Patterson v. FTS International Manufacturing, LLC and FTS International Services, LLC: On June 24, 2015, Joshua Patterson filed a lawsuit against the Company in the 115th Judicial District Court of Upshur County, Texas, alleging, among other things, that the Company was negligent with respect to an automobile accident in 2013. Mr. Patterson sought monetary relief of more than $1 million. On July 19, 2018, a jury returned a verdict of approximately $100 million, including punitive damages, against the Company. The trial court reduced the judgment on November 12, 2018 to approximately $33 million. The Company’s insurance carriers have been defending the suit and are appealing the final judgment. While the outcome of this case is uncertain, the Company has met its insurance deductible for this matter and we do not expect the ultimate resolution of this case to have a material adverse effect on our consolidated financial statements.

Securities Act Litigation: On February 22, 2019, Carol Glock filed a purported securities class action in the 160th Civil District Court of Dallas County, Texas (Cause No. DC-19-02668) against the Company, certain of our officers, directors and stockholders, and certain of the underwriters of our IPO. The complaint is brought on behalf of an alleged class of persons or entities who purchased our common stock in or traceable to our IPO, and purports to allege claims arising under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaint generally alleges that the defendants violated federal securities laws relating to the disclosure in the registration statement and prospectus filed with the Securities and Exchange Commission in connection with our IPO. The complaint seeks, among other relief, class certification, damages in an amount in excess of $1.0 million, and reasonable costs and expenses, including attorneys’ fees. We are in the preliminary stages of reviewing the allegations made in the complaint and, as a result, we cannot predict the outcome or consequences of this case, which we intend to vigorously defend.

We believe that costs associated with other legal matters will not have a material adverse effect on our consolidated financial statements.

NOTE 13 — NONRECURRING FAIR VALUE MEASUREMENTS

The following table represents the placement in the fair value hierarchy of assets that were measured at fair value on a nonrecurring basis. See Note 8 — “Impairments and Other Charges” for further discussion.

	Previous	Total
	Carrying	Fair	Fair value measurements using
	Values (1)	Value (1)	Level 1	Level 2	Level 3
During 2016
Property no longer used	$1.0	$—	$—	$—	$—
Long-lived assets held for sale (2)	12.4	6.4	—	—	6.4
	$13.4	$6.4	$—	$—	$6.4

(1)	Represents the value on the date of the fair value measurement.
(2)	Equipment value based on pending contract price.

NOTE 14 — EARNINGS (LOSS) PER SHARE

The numerators and denominators of the basic and diluted earnings (loss) per share (“EPS”) computations for our common stock are calculated as follows:

	Year Ended December 31,
(In millions, except per share amounts)	2018	2017	2016
Numerator:
Net income (loss)	$258.4	$200.7	$(188.5)
Convertible preferred stock accretion	—	(226.6)	(181.6)
Net reversal of convertible preferred stock accretion due to recapitalization of convertible preferred stock to common stock (2)	423.2	—	—
Net income (loss) attributable to common stockholders used for basic EPS computation	681.6	(25.9)	(370.1)
Add back the effect of dilutive securities:
Convertible preferred stock accretion (3)	—	—	—
Net income (loss) attributable to common stockholders used for diluted EPS computation	$681.6	$(25.9)	$(370.1)

Denominator:
Weighted average shares used for basic EPS computation (1)	104.2	51.8	51.8
Effect of dilutive securities:
Convertible preferred stock (3)	—	—	—
Restricted stock units (4) (5)	—	—	—
Dilutive potential common shares	—	—	—
Number of shares used for diluted EPS computation	104.2	51.8	51.8

Basic and diluted EPS	$6.54	$(0.50)	$(7.14)

(1)	The weighted average shares outstanding has been adjusted to give effect to a 69.258777 : 1 reverse stock split that occurred in February 2018 in connection with the completion of our IPO.
(2)

The accreted value of our Preferred Stock was $1,132.7 million at December 31, 2017. In connection with our IPO, the Preferred Stock was recapitalized into 39.4 million shares of common stock. These shares of common stock had a value of $709.5 million at the IPO share price of $18.00, which resulted in a net reversal of $423.2 million of convertible preferred stock accretion previously recognized.

(3)

Dilutive securities in our diluted EPS calculation do not include the effects of converting the convertible preferred stock because the effect would be antidilutive. The number of common stock equivalents attributable to convertible preferred stock was 13.0 million shares as of December 31, 2017 and 2016.

(4)

Dilutive securities in our diluted EPS calculation do not include RSUs granted under our 2014 LTIP. Vesting of these RSUs was dependent upon the satisfaction of both a service condition and a corporate liquidity event such as an initial public offering of our common stock. As of December 31, 2017 and 2016, a corporate liquidity event had not occurred and the holders of these RSUs had no rights to our undistributed earnings. Therefore, they were excluded from the effect of dilutive securities. The number of common stock equivalents attributable to these RSUs was approximately 117,000 shares and 159,000 shares in 2017 and 2016, respectively.

(5)

Dilutive securities in our diluted EPS calculation for 2018 do not include RSUs granted under our 2018 Plan because the effect would be antidilutive. The number of common stock equivalents attributable to these RSUs was 2.4 million as of December 31, 2018.

NOTE 15 — SELECTED QUARTERLY DATA (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
(In millions, except per share amounts)	2018	2018	2018	2018

Revenue
Revenue	$423.3	$454.6	$324.4	$248.1
Revenue from related parties	44.2	38.7	10.0	—
Total revenue	467.5	493.3	334.4	248.1

Operating expenses
Costs of revenue	312.2	329.4	222.2	169.4
Selling, general and administrative	25.8	20.8	19.7	21.6
Depreciation and amortization	20.6	20.7	21.1	22.3
Impairments and other charges	2.0	4.0	10.0	3.2
Loss (gain) on disposal of assets, net	0.5	(0.2)	(0.1)	(0.3)
Total operating expenses	361.1	374.7	272.9	216.2

Operating income	106.4	118.6	61.5	31.9

Interest expense, net	(17.4)	(12.1)	(10.4)	(9.4)
(Loss) gain on extinguishment of debt, net	(9.3)	(0.8)	(0.6)	0.9
Equity in net income (loss) of joint venture affiliate	—	(1.2)	(0.7)	3.0

Income before income taxes	79.7	104.5	49.8	26.4
Income tax expense (benefit)	1.0	0.9	0.2	(0.1)

Net income	$78.7	$103.6	$49.6	$26.5

Net income attributable to common stockholders	$501.9	$103.6	$49.6	$26.5

Basic and diluted earnings per share attributable to common stockholders	$5.68	$0.95	$0.45	$0.24
Shares used in computing basic and diluted earnings per share	88.4	109.3	109.3	109.4

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
(In millions, except per share amounts)	2017	2017	2017	2017

Revenue
Revenue	$191.9	$304.4	$409.8	$446.6
Revenue from related parties	21.6	40.5	39.2	12.1
Total revenue	213.5	344.9	449.0	458.7

Operating expenses
Costs of revenue	174.8	236.3	298.8	299.9
Selling, general and administrative	19.5	20.8	21.7	19.0
Depreciation and amortization	21.8	21.3	22.1	21.4
Impairments and other charges	0.1	1.2	0.1	0.4
(Gain) loss on disposal of assets, net	(0.4)	(0.4)	(0.8)	0.2
Gain on insurance recoveries	(2.6)	(0.3)	—	—
Total operating expenses	213.2	278.9	341.9	340.9

Operating income	0.3	66.0	107.1	117.8

Interest expense, net	(21.2)	(21.5)	(22.1)	(21.9)
Loss on extinguishment of debt, net	—	—	—	(1.4)
Equity in net income (loss) of joint venture affiliate	0.9	0.2	(1.0)	(0.9)

(Loss) income before income taxes	(20.0)	44.7	84.0	93.6
Income tax expense	0.1	0.4	0.4	0.7

Net (loss) income	$(20.1)	$44.3	$83.6	$92.9

Net (loss) income attributable to common stockholders	$(71.4)	$(10.5)	$25.1	$30.9

Basic and diluted (loss) earnings per share attributable to common stockholders	$(1.38)	$(0.20)	$0.48	$0.60
Shares used in computing basic and diluted (loss) earnings per share	51.8	51.8	51.8	51.8