Form 10-Q
period 2019-03-31
FTS International, Inc.
filed 2019-05-09
CIK 1529463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38382

FTS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0780081
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

777 Main Street, Suite 2900, Fort Worth, Texas (Address of principal executive offices)	76102 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class
Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FTSI	New York Stock Exchange

As of May 3, 2019, the registrant had 109,853,746 shares of common stock, $0.01 par value, outstanding.

FTS INTERNATIONAL, INC.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. Forward-looking statements may be identified by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “likely,” “may,” “project,” “potential,” “seek,” “should,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, investors should not unduly rely on such statements. The risks that could cause these forward-looking statements to be inaccurate include but are not limited to:

•	a decline in domestic spending by the onshore oil and natural gas industry;
•	volatility in oil and natural gas prices;
•	the effect of a loss of, financial distress of, or decline in activity levels of, one or more significant customers;
•	actions of the Organization of the Petroleum Exporting Countries, or OPEC, its members and other state-controlled oil companies relating to oil price and production controls;
•	our inability to employ a sufficient number of key employees, technical personnel and other skilled or qualified workers;
•	the price and availability of alternative fuels and energy sources;
•	the discovery rates of new oil and natural gas reserves;
•	the availability of water resources, suitable proppant and chemicals in sufficient quantities and pricing for use in hydraulic fracturing fluids;
•	uncertainty in capital and commodities markets and the ability of oil and natural gas producers to raise equity capital and debt financing;
•	ongoing and potential securities litigation and other litigation and legal proceedings, including arbitration proceedings; and
•	a deterioration in general economic conditions or a weakening of the broader energy industry.

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

PART 1 – FINANCIAL INFORMATION

Item 1.Financial Statements

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2019	2018
Revenue
Revenue	$221.6	$423.3
Revenue from related parties	0.9	44.2
Total revenue	222.5	467.5

Operating expenses
Costs of revenue (excluding depreciation of $20.4, $18.4, respectively, included in depreciation and amortization below)	163.1	312.2
Selling, general and administrative	23.6	25.8
Depreciation and amortization	22.4	20.6
Impairments and other charges	60.8	2.0
Loss on disposal of assets, net	0.3	0.5
Total operating expenses	270.2	361.1

Operating (loss) income	(47.7)	106.4

Interest expense, net	(8.2)	(17.4)
Gain (loss) on extinguishment of debt, net	0.5	(9.3)
Equity in net income of joint venture affiliate	0.6	—

(Loss) income before income taxes	(54.8)	79.7
Income tax expense	0.2	1.0

Net (loss) income	$(55.0)	$78.7

Net (loss) income attributable to common stockholders	$(55.0)	$501.9

Basic and diluted earnings per share attributable to common stockholders	$(0.50)	$5.68
Shares used in computing basic and diluted earnings per share	109.7	88.4

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions, except share amounts)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$172.1	$177.8
Accounts receivable, net	150.6	158.3
Accounts receivable from related parties	—	—
Inventories	67.6	66.6
Prepaid expenses and other current assets	5.9	7.0
Total current assets	396.2	409.7

Property, plant, and equipment, net	261.2	275.3
Operating lease right-of-use assets	32.7	—
Intangible assets, net	29.5	29.5
Investment in joint venture affiliate	24.2	23.2
Other assets	6.2	6.0
Total assets	$750.0	$743.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$75.5	$86.8
Accrued expenses	38.2	29.3
Current portion of operating lease liabilities	22.4	—
Other current liabilities	28.0	16.3
Total current liabilities	164.1	132.4

Long-term debt	476.8	503.2
Operating lease liabilities	11.8	—
Other liabilities	44.0	1.2
Total liabilities	696.7	636.8

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized	—	—
Common stock, $0.01 par value, 320,000,000 shares authorized, 109,799,386 shares issued and outstanding at March 31, 2019 and 109,434,841 shares issued and outstanding at December 31, 2018	36.4	36.4
Additional paid-in capital	4,379.7	4,378.4
Accumulated deficit	(4,362.8)	(4,307.9)
Total stockholders’ equity	53.3	106.9
Total liabilities and stockholders’ equity	$750.0	$743.7

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2019	2018
Cash flows from operating activities
Net (loss) income	$(55.0)	$78.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22.4	20.6
Stock-based compensation	3.0	1.6
Amortization of debt discounts and issuance costs	0.5	0.9
Impairment of assets	2.8	—
Loss on disposal of assets, net	0.3	0.5
(Gain) loss on extinguishment of debt, net	(0.5)	9.3
Inventory write down	1.4	—
Non-cash provision for supply commitment charges	56.6	2.0
Other non-cash items	(0.8)	0.1
Changes in operating assets and liabilities:
Accounts receivable	7.7	(32.1)
Accounts receivable from related parties	—	(34.2)
Inventories	(1.7)	(9.1)
Prepaid expenses and other assets	0.3	(0.3)
Accounts payable	(11.3)	26.7
Accrued expenses and other liabilities	8.2	9.6
Net cash provided by operating activities	33.9	74.3

Cash flows from investing activities
Capital expenditures	(11.7)	(37.8)
Proceeds from disposal of assets	0.1	0.3
Net cash used in investing activities	(11.6)	(37.5)

Cash flows from financing activities
Repayments of long-term debt	(26.3)	(399.3)
Taxes paid related to net share settlement of equity awards	(1.7)	—
Net proceeds from issuance of common stock	—	303.0
Payments of revolving credit facility issuance costs	—	(2.2)
Net cash used in financing activities	(28.0)	(98.5)

Net decrease in cash, cash equivalents, and restricted cash	(5.7)	(61.7)
Cash, cash equivalents, and restricted cash at beginning of period	177.8	217.2
Cash, cash equivalents, and restricted cash at end of period	$172.1	$155.5

Supplemental cash flow information:
Interest paid	$2.3	$11.6
Income tax payments	$—	$—
Noncash investing and financing activities:
Capital expenditures included in accounts payable	$4.1	$4.7
Operating lease liabilities incurred from obtaining right-of-use assets	$1.6	$—

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2019	109,435	$36.4	$4,378.4	$(4,307.9)	$106.9

Net loss	—	—	—	(55.0)	(55.0)
Cumulative effect of accounting change	—	—	—	0.1	0.1
Activity related to stock plans	364	—	1.3	—	1.3
Balance at March 31, 2019	109,799	$36.4	$4,379.7	$(4,362.8)	$53.3

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2018	51,783	$35.9	$3,712.1	$(4,566.3)	$(818.3)

Net income	—	—	—	78.7	78.7
Activity related to stock plans	—	—	1.6	—	1.6
Recapitalization of convertible preferred stock to common stock	39,415	0.4	349.4	—	349.8
Issuance of common stock	18,077	0.1	302.9	—	303.0
Balance at March 31, 2018	109,275	$36.4	$4,366.0	$(4,487.6)	$(85.2)

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

Unless the context requires otherwise, the use of the terms “FTSI,” “Company”, “we,” “us,” “our” or “ours” in these Notes to Consolidated Financial Statements refer to FTS International, Inc., together with its consolidated subsidiaries. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018. In our opinion, the consolidated financial statements included herein contain all adjustments of a normal, recurring nature considered necessary for a fair presentation of the interim periods. The results of operations of the interim periods are not necessarily indicative of the results of operations to be expected for the full year. There were no items of other comprehensive income in the periods presented. The Company had zero restricted cash at March 31, 2019 and 2018.

Subsequent Event

In April 2019, FTSI announced that it expects to sell all of its 45% equity ownership interest in SinoFTS Petroleum Services Ltd., FTSI’s joint venture in China, to Sinopec Oilfield Services Corporation, FTSI’s joint venture partner. In exchange, FTSI, via its affiliate FTS International Netherlands B.V., will receive consideration of approximately $26.9 million for the sale of its equity interest, and via FTS International Services, LLC, will receive a royalty fee of approximately $5.8 million for a license for its intellectual property use and for future limited support of the joint venture’s operations. This transaction is subject to customary closing conditions and is expected to be completed in the third quarter of 2019. FTSI currently estimates that it will recognize a small gain on the sale of our equity interest, and intends to use the proceeds from this transaction to repay debt.

Reclassifications

Current liabilities related to accrued supply commitment charges have been reclassified from accounts payable to other current liabilities on the balance sheet as of December 31, 2018, and the statement of cash flows for the three months ended March 31, 2018. These reclassifications had no effect on total assets, total liabilities, total equity, or net cash provided by operating activities as previously reported.

New Accounting Standards Updates

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. The FASB subsequently issued a number of additional ASUs to update this guidance. This standard was issued to increase transparency and comparability among organizations by requiring that a right-of-use asset and corresponding lease liability be recorded on the balance sheet for leases with terms longer than 12 months. We elected to use three practical expedients allowed under the guidance. According to these practical expedients we did not reassess whether existing contracts are or contain a lease; we did not reassess whether existing leases are operating or finance leases; and we did not reassess the accounting for initial direct costs for existing leases. Our approach to adopting this new standard included a review of existing leases and other executory contracts that could contain embedded leases and we identified the key terms that were necessary for us to calculate the right-of-use asset and lease liability. These consolidated financial statements have been prepared in accordance with the new ASU utilizing the modified retrospective transition method, which resulted in the recording of right-of-use assets and operating lease liabilities of $38.7 million as of January 1, 2019 on our consolidated balance sheet with an immaterial effect on our consolidated statement of stockholders’ equity and no related effect on our consolidated statement of operations.

NOTE 2 — INDEBTEDNESS AND BORROWING FACILITY

The following table summarizes our long-term debt:

	March 31,	December 31,
(In millions)	2019	2018
Term loan due April 2021 ("Term Loan")	106.0	121.0
Senior notes due May 2022 ("2022 Senior Notes")	374.9	386.9
Total principal amount	480.9	507.9
Less unamortized discount and debt issuance costs	(4.1)	(4.7)
Total long-term debt	$476.8	$503.2
Estimated fair value of long-term debt	$469.3	$461.2

Estimated fair values for our  Term Loan and 2022 Senior Notes were determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the FASB’s fair value hierarchy. We believe we were in compliance with all of the covenants in our debt agreements at March 31, 2019.

Debt Repayments

In the first three months of 2019, we repaid $15.0 million of aggregate principal amount of Term Loan using cash on hand. We recognized a loss on this debt extinguishment of $0.1 million.

In the first three months of 2019, we repurchased $12.0 million of aggregate principal amount of 2022 Senior Notes in the qualified institutional buyer market using cash on hand. We recognized a gain on this debt extinguishment of $0.6 million.

Revolving Credit Facility

The maximum availability of credit under our revolving credit facility is limited at any time to the lesser of $250 million or a borrowing base. The borrowing base is based on percentages of eligible accounts receivable and eligible inventory and is subject to certain reserves. In an event of default or if the amount available under the credit facility is less than either 10% of our maximum availability or $12.5 million, we will be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. If at any time borrowings and letters of credit issued under the credit facility exceed the borrowing base, we will be required to repay an amount equal to such excess.

As of March 31, 2019 the borrowing base was $103.5 million and therefore our maximum availability under the credit facility was $103.5 million. As of March 31, 2019, there were no borrowings outstanding under the credit facility, and letters of credit totaling $7.1 million were issued, resulting in $96.4 million of availability under the credit facility.

We believe we were in compliance with all of the covenants in the credit facility at March 31, 2019.

NOTE 3 — LEASES

We lease certain administrative offices, sales offices, and operational facilities. We also lease some service equipment and light duty vehicles. These leases have remaining lease terms of 6 years or less. Some leases contain options to extend the leases, and some include options to terminate the leases. We do not include renewal or termination options in our assessment of the lease terms unless extension or termination for certain assets is deemed to be reasonably certain. The accounting for some of our leases requires significant judgment, which includes determining whether a contract contains a lease, determining the incremental borrowing rates, if necessary, to utilize in the calculation of our lease liabilities, and assessing the likelihood of renewal or termination options. We also have some lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.

We provide residual value guarantees for our leases of light-duty vehicles and certain service equipment. No amounts related to these residual value guarantees have been deemed probable and included in the lease liability; however, if the value for all of the vehicles was zero at the end of the lease term, we would be required to pay $19.5 million for leases outstanding at March 31, 2019.

We had no material amount of finance leases or subleases at March 31, 2019. We had no material variable lease costs for the three months ended March 31, 2019. The following table summarizes the components of our lease costs:

Three Months Ended
March 31,
(Dollars in millions)	2019
Operating lease cost	$6.2
Short-term lease cost	1.3
Total lease cost	$7.5

Short-term lease costs represent costs related to leases with terms of one year or less. We elected the practical expedient to not recognize lease assets and liabilities for these leases. The following table includes other supplemental information for our operating leases:

Three Months Ended
March 31,
(Dollars in millions)	2019
Cash paid for amounts included in the measurement of our lease obligations	6.2
Right-of-use assets obtained in exchange for lease obligations	1.6
Weighted-average remaining lease term	2.2 years
Weighted-average discount rate	4.9%

The following table summarizes the maturity of our operating leases as of March 31, 2019:

(In millions)
Remainder of 2019	$17.7
2020	12.0
2021	3.0
2022	1.2
2023	1.2
2024 and thereafter	1.0
Total lease payments	36.1
Less imputed interest	(1.9)
Total lease liabilities	$34.2

We have entered into an operating lease for a crew camp facility that commenced in April 2019. This lease will increase our operating lease right-of-use asset and our aggregate operating lease liabilities by $5.0 million in the second quarter.

NOTE 4 — REVENUE

The Company contracts with its customers to perform hydraulic fracturing services on one or more oil or natural gas wells. Under these arrangements, we satisfy our performance obligations as services are rendered, which is generally upon the completion of a fracturing stage or the passage of time. Pricing for our services is frequently negotiated with our customers and is based on prevailing market rates during each reporting period. The amounts we invoice our customers for services performed during a period are directly related to the value received by the customers for the period. There is no inherent uncertainty to the amount of consideration we will receive for services performed during a period and no judgment is required to allocate a portion of the transaction price to a future period. Accordingly, we are not required to identify any unsatisfied performance obligations nor attribute any revenue to them. We have no material contract assets or liabilities with our customers. We do not present disaggregated revenue because we do not believe this information is necessary to understand the nature, amount, timing and uncertainty of our revenues and cash flows.

NOTE 5 — IMPAIRMENTS AND OTHER CHARGES

The following table summarizes our impairments and other charges:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Supply commitment charges	$56.6	$2.0
Impairment of assets	2.8	—
Inventory write-down	1.4	—
Total impairments and other charges	$60.8	$2.0

Supply Commitment Charges

We incur supply commitment charges when our purchases of sand from certain suppliers are less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future losses that are considered likely are also required to be recorded in the current period.

During the first quarter of 2019 and 2018, we recorded aggregate charges under these supply contracts of $56.6 million and $2.0 million, respectively. These charges relate to actual purchase shortfalls incurred, as well as forecasted losses expected to be incurred and settled in future periods. These purchase shortfalls are largely due to our customers choosing to procure their own sand, often from sand mines closer to their operating areas.

In May 2019, we restructured and amended our largest sand supply contract to reduce the total remaining commitment through 2024 by approximately $162 million. This reduces our annual commitment from $47.9 million to $21.0 million from 2019 through 2024. In connection with this amendment, we recorded a supply commitment charge of $55.0 million in the first quarter of 2019 for expected losses under this contract from 2020 through the end of the contract in 2024. The remaining amount of the 2019 charge represents a revised estimate of our purchase shortfalls under this contract for the remainder of 2019.

The reduced annual commitments of $21.0 million represent the annual payments we would make under the contract if we do not purchase any sand from this vendor. As a result of the supply commitment charges incurred to date, we have effectively accrued for $11.0 million of each annual commitment, or $66.0 million, at March 31, 2019. We expect to pay this amount in equal annual installments from 2019 through 2024. These payments may be accelerated under limited circumstances. The remaining annual commitments of $10.0 million represent partial prepayments for the sand we intend to purchase during each successive year of the contract. We will not incur additional charges under this contract if we continue to purchase at least 1.0 million tons of sand per year, which we believe better matches our current and forecasted sand needs. A portion of this charge could be reversed if we purchase more than 1.0 million tons of sand in a year.

We entered into this contract in 2013 in connection with selling our sand mines, which was at a time when our then current and expected needs for sand were significantly higher than they are today. As our sand needs have declined over the years due to industry cycles or due to our customers choosing to procure their own sand, we and our supplier have continuously worked together to accommodate changing market conditions by amending the contract.

Estimated losses related to these supply contracts contain uncertainties, such as future customer demand and sand preferences. These uncertainties require us to use judgment to quantify these estimates. Actual results could materially differ from our estimates.

Discontinued Wireline Operations

In May 2019, we decided to discontinue our wireline operations due to underperformance. We are in the process of identifying the best options for disposing of these assets. As a result of this decision we recorded an asset impairment of $2.8 million and an inventory write-down of $1.4 million in the first quarter of 2019 to adjust these assets to their estimated fair market values and net realizable values, respectively.

NOTE 6 — INCOME TAXES

In 2012, we established a full valuation allowance with respect to our U.S. federal deferred tax assets and state deferred tax assets in excess of our deferred tax liabilities. We have continued to record a valuation allowance for these net deferred tax assets since 2012. As a result, we only recorded income tax expense for the three months ended March  31, 2019 and 2018, for states that limit or disallow the deduction of net operating loss carryforwards. Deferred tax assets related to our U.S. federal and state operating losses are still available to us to offset future taxable income, subject to limitations in the event of a change of control under Section 382 of the Internal Revenue Code. At March  31, 2019, we had not incurred such an ownership change.

At each reporting date, we consider all available positive and negative evidence to evaluate whether our deferred tax assets are more likely than not to be realized. A significant piece of negative evidence that we consider is that the Company generated a loss before income taxes for each year from 2012 to 2016. Such negative evidence weighs heavily against other more subjective positive evidence such as our projections for future taxable income.

The Company has generated income before income taxes in 2017 and 2018 and has generated cumulative income for its most recent three year period. This represents positive evidence that we may be able to realize some or all of our deferred tax assets; however, due to the negative evidence of our annual losses generated from 2012 through 2016, the significant cyclicality of our business in recent years,  and our loss before income taxes for the first quarter of 2019, we concluded that a full valuation allowance was still required at March 31, 2019. We believe that the earliest period when we may adjust the valuation allowance is the fourth quarter of 2019.

NOTE 7  — EARNINGS PER SHARE

The numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for our common stock are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2019	2018
Numerator:
Net (loss) income	$(55.0)	$78.7
Net reversal of convertible preferred stock accretion due to recapitalization of convertible preferred stock to common stock (1)	—	423.2
Net (loss) income attributable to common stockholders used for diluted EPS computation	$(55.0)	$501.9

Denominator:
Weighted average shares used for basic EPS computation	109.7	88.4
Dilutive potential common shares (2)	—	—
Number of shares used for diluted EPS computation	109.7	88.4
Basic and diluted EPS	$(0.50)	$5.68

_________________________

(1)

The accreted value of our convertible preferred stock was $1,132.7 million at December 31, 2017. In connection with the Company’s initial public offering (“IPO”) in 2018, the convertible preferred stock was recapitalized into 39.4 million shares of common stock. These shares of common stock had a value of $709.5 million at the IPO share price of $18.00, which resulted in a net reversal of $423.2 million of convertible preferred stock accretion previously recognized.

(2)	The dilutive effect of employee restricted stock units was immaterial for the first quarter of 2018.

The following table includes common stock equivalents that were not included in the calculation of diluted EPS for the periods presented because the effect would be antidilutive. These securities could be dilutive in future periods.

	Three Months Ended
	March 31,
(In millions)	2019	2018

Employee restricted stock units	2.2	—

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We have purchase commitments with certain vendors to supply a significant portion of the proppant used in our operations. These agreements have remaining terms ranging from one to six years. Some of these agreements have minimum unconditional purchase obligations. See Note 5 – “Impairments and Other Charges” for more discussion of these purchase commitments.

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

Securities Act Litigation: On February 22, 2019, Carol Glock filed a purported securities class action in the 160th Civil District Court of Dallas County, Texas (Cause No. DC-19-02668) against the Company, certain of our officers, directors and stockholders, and certain of the underwriters of our IPO. The complaint is brought on behalf of an alleged class of persons or entities who purchased our common stock in or traceable to our IPO, and purports to allege claims arising under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaint generally alleges that the defendants violated federal securities laws relating to the disclosure in the registration statement and prospectus filed with the Securities and Exchange Commission in connection with our IPO. The complaint seeks, among other relief, class certification, damages in an amount in excess of $1.0 million, and reasonable costs and expenses, including attorneys’ fees. We are in the preliminary stages of reviewing the allegations made in the complaint and, as a result, we cannot predict the outcome or consequences of this case, which we intend to vigorously defend. FTSI has insurance coverage on this matter.

We believe that costs associated with other legal matters will not have a material adverse effect on our consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the use of the terms “FTSI,” “Company”, “we,” “us,” “our” or “ours” refer to FTS International, Inc., together with its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this quarterly report on Form 10-Q as well as information in our annual report on Form 10-K for the year ended December 31, 2018. Unless otherwise specified, all comparisons made are to the corresponding period of 2018.

Overview

We are one of the largest providers of hydraulic fracturing services in North America. Our services enhance hydrocarbon flow from oil and natural gas wells drilled by exploration and production (“E&P”) companies in shale and other unconventional resource formations. We have 1.7 million total hydraulic horsepower across 34 fleets, with 21 fleets active as of March 31, 2019. Our significant customers have included Anadarko Petroleum Corporation, Ascent Resources, LLC, Centennial Resource Development, Inc., Concho Resources, Inc., Devon Energy Corporation, Diamondback Energy, Inc., EOG Resources, Inc., EQT Corporation, and other leading E&P companies in North America. We operate in five of the most active major basins in the United States: the Permian Basin, the SCOOP/STACK Formation, the Marcellus/Utica Shale, the Eagle Ford Shale and the Haynesville Shale.

Summary Financial Results

•	Total revenue for the first quarter of 2019 was $222.5 million, which represented a decrease of $245.0 million from the same period in 2018.
•

Net loss for the first quarter of 2019 was $55.0 million, which represented a decrease of $133.7 million from the same period in 2018. The 2019 net loss included a supply commitment charge of $56.6 million.

•	Adjusted EBITDA for the first quarter of 2019 was $39.4 million, which represented a decrease of $91.7 million from the same period in 2018.
•	Total principal amount of long-term debt was $480.9 million at March 31, 2019, which represented a decrease of $27.0 million from December 31, 2018.

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

The average horizontal rig count was approximately 920 and 830 for the first quarter of 2019 and 2018, respectively, according to a report by Baker Hughes, a GE company. In recent periods, drilling rigs have become more efficient and are drilling more wells per rig. In addition, the well designs being drilled have longer lateral lengths and E&P companies have used increasing amounts of sand in each well that they hydraulically fracture. The combination of these factors and the elevated rig count has increased the aggregate demand for hydraulic fracturing services since the middle of 2017.

The prices that we are able to charge for our services is affected by the supply of hydraulic fracturing equipment that is available in the market to meet customer demand. Over recent years, the supply of hydraulic fracturing equipment has grown to meet increased demand. Since the middle of 2018, the supply of hydraulic fracturing equipment has exceeded the demand for equipment, and as a result, the pricing for our services declined in the second half of 2018 and declined further in the first quarter of 2019. While we believe demand will remain strong through 2019,  if the increased supply of equipment in the market continues, we believe pricing will stay at current levels.

In response to this competitive market environment, we remain disciplined with respect to our number of active fleets and we remain focused on optimizing our utilization and profitability. We reduced our active fleet count from 28 fleets in the second quarter of 2018 to 19 fleets at the end of the fourth quarter of 2018 because certain fleets did not meet our utilization and profitability targets. We reactivated two of these fleets in the first quarter of 2019. The current average pricing for hydraulic fracturing services remains below our profitability targets. Therefore, we remain focused on deploying additional fleets only for select opportunities in 2019.

In 2019, we expect to have continued profitability and cash generation. We will continue to manage our active capacity to best match demand from our customers and maximize our profitability and cash flow.

Results of Operations

Revenue

Total revenue consists of revenue from hydraulic fracturing and wireline services. The following table includes certain operating statistics that affect our revenue:

	Three Months Ended
	March 31,
(Dollars in millions)	2019	2018
Revenue	$221.6	$423.3
Revenue from related parties	0.9	44.2
Total revenue	$222.5	$467.5

Total fracturing stages	6,740	8,152
Active fleets (1)	20.0	27.5
Total fleets (2)	34.0	32.0

_____________________________

(1)	Active fleets is the average number of fleets operating during the period. We had 21 and 28 active fleets at March 31, 2019 and 2018, respectively.
(2)	Total fleets is the total number of fleets owned at the end of the period.

Total revenue for the first quarter of 2019 decreased by $245.0 million from the same period in 2018. This decrease was due to lower average pricing of our services,  a lower number of average active fleets, an increase in the portion of customers who provided their own proppant, and a decrease in the prices for materials used in the fracturing process.

The number of fracturing stages completed per active fleet for the first quarter of 2019 increased by 13.7%  from the same period in 2018.

Costs of revenue

The following table summarizes our costs of revenue:

	Three Months Ended March 31,
	2019		2018
		As a Percent		As a Percent
(Dollars in millions)	Dollars	of Revenue	Dollars	of Revenue
Costs of revenue, excluding depreciation	$163.1	73.3%	$312.2	66.8%
Depreciation — costs of revenue	20.4	9.2%	18.4	3.9%
Total costs of revenue	$183.5	82.5%	$330.6	70.7%

Total costs of revenue in the first quarter of 2019 decreased by $147.1 million from the same period in 2018.  This decrease was primarily due to the decrease in our costs of revenue, excluding depreciation.

Costs of revenue, excluding depreciation, in the first quarter of 2019 decreased by $149.1 million from the same period in 2018.  This decrease was primarily due to changes in our activity levels as illustrated by our fracturing stages completed and our average active fleets during these periods. Additionally, the decrease in the first quarter was partly due to an increase in the portion of customers who provided their own proppant, and a decrease in the costs for materials used in the fracturing process.

Depreciation for our service equipment in the first quarter of 2019 increased by $2.0 million compared to the same period in 2018. This increase was primarily due to increased maintenance capital expenditures in recent periods.

Total costs of revenue as a percentage of total revenue for the first quarter increased by 11.8 percentage points from 70.7% in 2018 to 82.5% in 2019. This increase was primarily due to a decrease in pricing for our services in the first quarter 2019.

Selling, general and administrative expense

Selling, general and administrative (“SG&A”) expense in the first quarter of 2019 decreased by $2.2 million from the same period in 2018.  This decrease was primarily due to lower incentive compensation due to lower operating results.

Depreciation and amortization

The following table summarizes our depreciation and amortization:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Costs of revenue (1)	$20.4	$18.4
Other (2)	2.0	2.2
Total depreciation and amortization	$22.4	$20.6

_________________________

(1)	Related to service equipment included in “Property, plant, and equipment, net” on our consolidated balance sheets discussed under the “Costs of revenue” heading of this discussion and analysis.
(2)	Related to all long-lived assets other than service equipment included in “Property, plant, and equipment, net” on our consolidated balance sheets.

Depreciation and amortization in the first quarter 2019 increased by $1.8 million from the same period in 2018. This increase was due to an increase in depreciation for our service equipment, which has been previously discussed under “Costs of revenue.”

Impairments and other charges

The following table summarizes our impairments and other charges:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Supply commitment charges	$56.6	$2.0
Impairment of assets	2.8	—
Inventory write-down	1.4	—
Total impairments and other charges	$60.8	$2.0

Supply Commitment Charges: We incur supply commitment charges when our purchases of sand from certain suppliers are less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future losses that are considered likely are also required to be recorded in the current period.

During the first quarter of 2019 and 2018, we recorded aggregate charges under these supply contracts of $56.6 million and $2.0 million, respectively. These charges relate to actual purchase shortfalls incurred, as well as forecasted losses expected to be incurred and settled in future periods. These purchase shortfalls are largely due to our customers choosing to procure their own sand, often from sand mines closer to their operating areas.

In May 2019, we restructured and amended our largest sand supply contract to reduce the total remaining commitment through 2024 by approximately $162 million. This reduces our annual commitment from $47.9 million to $21.0 million from 2019 through 2024. In connection with this amendment, we recorded a supply commitment charge of $55.0 million in the first quarter of 2019 for expected losses under this contract from 2020 through the end of the contract in 2024. The remaining amount of the 2019 charge represents a revised estimate of our purchase shortfalls under this contract for the remainder of 2019.

The reduced annual commitments of $21.0 million represent the annual payments we would make under the contract if we do not purchase any sand from this vendor. As a result of the supply commitment charges incurred to date, we have effectively accrued for $11.0 million of each annual commitment, or $66.0 million, at March 31, 2019. We expect to pay this amount in equal annual installments from 2019 through 2024. These payments may be accelerated under limited circumstances. The remaining annual commitments of $10.0 million represent partial prepayments for the sand we intend to purchase during each successive year of the contract. We will not incur additional charges under this contract if we continue to purchase at least 1.0 million tons of sand per year, which we believe better matches our current and forecasted sand needs. A portion of this charge could be reversed if we purchase more than 1.0 million tons of sand in a year.

We entered into this contract in 2013 in connection with selling our sand mines, which was at a time when our then current and expected needs for sand were significantly higher than they are today. As our sand needs have declined over the years due to industry cycles or due to our customers choosing to procure their own sand, we and our supplier have continuously worked together to accommodate changing market conditions by amending the contract.

Estimated losses related to these supply contracts contain uncertainties, such as future customer demand and sand preferences. These uncertainties require us to use judgment to quantify these estimates. Actual results could materially differ from our estimates.

Discontinued Wireline Operations: In May 2019, we decided to discontinue our wireline operations due to underperformance. We are in the process of identifying the best options for disposing of these assets. As a result of this decision we recorded an asset impairment of $2.8 million and an inventory write-down of $1.4 million in the first quarter of 2019 to adjust these assets to their estimated fair market values and net realizable values, respectively.

Interest expense, net

Interest expense, net of interest income, in the first quarter of 2019 decreased by $9.2 million from the same period in 2018. This decrease was due to lower average long term debt balances, which were partially offset by higher average interest rates for our Term Loan in 2019 and higher interest income.

Loss on extinguishment of debt, net

In the first three months of 2019, we repaid $15.0 million of aggregate principal amount of Term Loan using cash on hand. We recognized a loss on this debt extinguishment of $0.1 million.

In the first three months of 2019, we repurchased $12.0 million of aggregate principal amount of 2022 Senior Notes in the qualified institutional buyer market using cash on hand. We recognized a gain on this debt extinguishment of $0.6 million.

Income taxes

In 2012, we established a full valuation allowance with respect to our U.S. federal deferred tax assets and state deferred tax assets in excess of our deferred tax liabilities. We have continued to record a valuation allowance for these net deferred tax assets since 2012. As a result, we only recorded income tax expense for the first quarter ended March 31, 2019 and 2018, for states that limit or disallow the deduction of net operating loss carryforwards. See Note 6 — “Income Taxes” in notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more discussion of our valuation allowance.

Reconciliation of Adjusted EBITDA

The following table reconciles our net income or loss to Adjusted EBITDA:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Net (loss) income	$(55.0)	$78.7
Interest expense, net	8.2	17.4
Income tax expense	0.2	1.0
Depreciation and amortization	22.4	20.6
Loss on disposal of assets, net	0.3	0.5
(Gain) loss on extinguishment of debt, net	(0.5)	9.3
Stock-based compensation	3.0	1.6
Supply commitment charges	56.6	2.0
Inventory write-down	1.4	—
Impairment of assets	2.8	—
Adjusted EBITDA (1)	$39.4	$131.1

_____________________________

(1)

Adjusted EBITDA is a non-GAAP financial measure that we define as earnings before interest, income taxes, and depreciation and amortization; as well as, the following items, if applicable: gain or loss on disposal of assets; debt extinguishment gains or losses; inventory write-downs, asset and goodwill impairments; gain on insurance recoveries; acquisition earn-out adjustments; stock-based compensation; supply commitment charges; and acquisition or disposition transaction costs. The most comparable financial measure to Adjusted EBITDA under GAAP is net income or loss. Adjusted EBITDA is used by management to evaluate the operating performance of our business for comparable periods and it is a metric used for management incentive compensation. Adjusted EBITDA should not be used by investors or others as the sole basis for formulating investment decisions, as it excludes a number of important items. We believe Adjusted EBITDA is an important indicator of operating performance because it excludes the effects of our capital structure and certain non-cash items from our operating results. Adjusted EBITDA is also commonly used by investors in the oilfield services industry to measure a company’s operating performance, although our definition of Adjusted EBITDA may differ from other industry peer companies.

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2019, we had $172.1 million of cash and cash equivalents and $96.4 million of availability under our revolving credit facility, which resulted in a total liquidity position of $268.5 million.  We believe that our cash and cash equivalents, cash provided by operations, and the availability under our credit facility will be sufficient to fund our operations and capital expenditures for at least the next 12 months.

The maximum availability of credit under the credit facility is limited at any time to the lesser of $250 million or the borrowing base. The borrowing base is based on percentages of eligible accounts receivable and eligible inventory and is subject to certain reserves. As of March 31, 2019, our borrowing base was  $103.5 million and therefore our maximum availability under the credit facility was  $103.5 million. As of March 31, 2019, there were no borrowings outstanding under the credit facility, and letters of credit totaling $7.1 million were issued, resulting in $96.4 million of availability under the credit facility.

See Note 2 — “Indebtedness and Borrowing Facility” in notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information on our credit facility.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Net income or loss adjusted for non-cash items	$30.7	$113.7
Changes in operating assets and liabilities	3.2	(39.4)
Net cash provided by operating activities	33.9	74.3
Net cash used in investing activities	(11.6)	(37.5)
Net cash used in financing activities	(28.0)	(98.5)
Net decrease in cash, cash equivalents, and restricted cash	(5.7)	(61.7)
Cash, cash equivalents, and restricted cash at beginning of period	177.8	217.2
Cash, cash equivalents, and restricted cash at end of period	$172.1	$155.5

Cash flows from operating activities have historically been a significant source of liquidity we use to fund capital expenditures and repay our debt. Changes in cash flows from operating activities are primarily affected by the same factors that affect our net income, excluding non-cash items such as depreciation and amortization, stock-based compensation, and impairments of assets.

Cash flows from operating activities: Net cash provided by operating activities was $33.9 million and $74.3 million in the first quarter of 2019 and 2018, respectively. Cash flows from operating activities consists of net income or loss adjusted for non-cash items and changes in operating assets and liabilities. Net income or loss adjusted for non-cash items resulted in a cash increase of $30.7 million and $113.7 million in the first quarter of 2019 and 2018, respectively. This change was primarily due to lower earnings in 2019. The net change in operating assets and liabilities resulted in a cash increase of $3.2 million and  a cash decrease of  $39.4 million in the first quarter of 2019 and 2018, respectively.  The cash decrease in 2018 was primarily due to increased working capital to fund increased activity levels.

Cash flows from investing activities: Net cash used in investing activities was $11.6 million and $37.5 million in the first quarter of 2019 and 2018, respectively. This change was primarily due to decreased capital expenditures in 2019 compared to 2018.

Cash flows from financing activities: Net cash used in financing activities was $28.0 million and $98.5 million in the first quarter of 2019 and 2018, respectively.  In the first quarter of 2019 we used $26.3 million of cash to repay long-term debt. In the first quarter of 2018 we used $399.3 million of cash to repay long-term debt which we partially funded with $303.0 million of net proceeds received from our IPO.

Cash Requirements

Contractual Commitments and Obligations

In May 2019, we restructured and amended our largest sand supply contract to reduce our commitments from $47.9 million per year to $21.0 million per year from 2019 through 2024. As a result of this amendment and the supply commitment charges incurred to date for this contract, we have recognized approximately 52% of the restructured future commitments in our consolidated financial statements as of March 31, 2019.

Other than the amended commitments of our supply agreement and the long-term debt repayments discussed above, there have been no significant changes to our contractual obligations outside the ordinary course of business since December 31, 2018. Please refer to our annual report on Form 10-K for the year ended December 31, 2018, for additional information regarding our contractual obligations.

Capital expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives. We estimate capital expenditures in 2019 will range from $55 million to $65 million. Our capital expenditures in 2019 will be used to support our current operations and fleet reactivations.

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

Recently Issued Accounting Pronouncements

See Note 1 — “Basis of Presentation” in the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2019, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

We are subject to interest rate risk on a portion of our long-term debt. Our Term Loan bears interest at a variable rate based on LIBOR plus a margin of 4.75% per annum, with a 1.00% LIBOR floor. As of March 31, 2019, LIBOR was above the 1.00% floor. Therefore a 1.00% change in LIBOR would change the annual interest payments for this debt by approximately $1.1 million.

We are subject to commodity price risk related to our diesel fuel usage. A $0.25 per gallon change in the price of diesel fuel would have changed our costs of revenue, excluding depreciation, by approximately $0.4 million for the three months ended March 31, 2019.

During 2019, substantially all of our operations were conducted within the United States; therefore we had no significant exposure to foreign currency exchange rate risk.

Item 4.  Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2019, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Effective January 1, 2019, we adopted the new lease accounting guidance under Accounting Standards Codification (“ASC”) Topic 842,  Leases, using the modified retrospective transition method. The adoption of this guidance required the implementation of new accounting policies and processes, including changes to our information systems, which changed the Company’s internal control over financial reporting for leases and related disclosures for our current period reporting. Other than the changes relating to ASC Topic 842, there has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of our legal proceedings, see Note 8 — “Commitments and Contingencies” in the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which is incorporated by reference herein.

Item 1A.  Risk Factors

Our investors should carefully consider the risks and other information discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018, when evaluating us and our common stock. There have been no material changes to our risk factors from those disclosed in our annual report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

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

FTS INTERNATIONAL, INC.

Dated: May 9, 2019	By:	/s/ Michael J. Doss
Michael J. Doss
Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 9, 2019	By:	/s/ Lance D. Turner
Lance D. Turner
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)