Form 10-Q
period 2019-06-30
FTS International, Inc.
filed 2019-07-31
CIK 1529463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
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

As of July 26, 2019, the registrant had 109,032,732 shares of common stock, $0.01 par value, outstanding.

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

See the “Risk Factors” included in Item 1A of our annual report on Form 10-K for a more complete discussion of the risks and uncertainties mentioned above and for  a discussion of other risks and uncertainties we face that could cause our forward-looking statements to be inaccurate. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this quarterly report and hereafter in our other filings with the Securities and Exchange Commission and other public communications.

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

PART 1 – FINANCIAL INFORMATION

Item 1.Financial Statements

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Revenue
Revenue	$225.8	$454.6	$447.4	$877.9
Revenue from related parties	—	38.7	0.9	82.9
Total revenue	225.8	493.3	448.3	960.8

Operating expenses
Costs of revenue (excluding depreciation of $20.7, $18.5, $41.1 and $36.9 respectively, included in depreciation and amortization below)	165.9	329.4	329.0	641.6
Selling, general and administrative	21.7	20.8	45.3	46.6
Depreciation and amortization	22.8	20.7	45.2	41.3
Impairments and other charges	2.8	4.0	63.6	6.0
(Gain) loss on disposal of assets, net	(1.2)	(0.2)	(0.9)	0.3
Total operating expenses	212.0	374.7	482.2	735.8

Operating income (loss)	13.8	118.6	(33.9)	225.0

Interest expense, net	(7.7)	(12.1)	(15.9)	(29.5)
(Loss) gain on extinguishment of debt, net	(0.1)	(0.8)	0.4	(10.1)
Equity in net income (loss) of joint venture affiliate	—	(1.2)	0.6	(1.2)

Income (loss) before income taxes	6.0	104.5	(48.8)	184.2
Income tax expense	0.1	0.9	0.3	1.9

Net income (loss)	$5.9	$103.6	$(49.1)	$182.3

Net income (loss) attributable to common stockholders	$5.9	$103.6	$(49.1)	$605.5

Basic and diluted earnings per share attributable to common stockholders	$0.05	$0.95	$(0.45)	$6.12
Shares used in computing basic and diluted earnings per share	109.7	109.3	109.7	98.9

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In millions, except share amounts)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$162.1	$177.8
Accounts receivable, net	141.6	158.3
Inventories	59.5	66.6
Prepaid expenses and other current assets	14.3	7.0
Total current assets	377.5	409.7

Property, plant, and equipment, net	251.4	275.3
Operating lease right-of-use assets	34.8	—
Intangible assets, net	29.5	29.5
Investment in joint venture affiliate	24.2	23.2
Other assets	5.1	6.0
Total assets	$722.5	$743.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$73.3	$86.8
Accrued expenses	25.8	29.3
Current portion of operating lease liabilities	16.6	—
Other current liabilities	12.1	16.3
Total current liabilities	127.8	132.4

Long-term debt	472.2	503.2
Operating lease liabilities	20.5	—
Other liabilities	44.0	1.2
Total liabilities	664.5	636.8

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized	—	—
Common stock, $0.01 par value, 320,000,000 shares authorized, 109,092,732 shares issued and outstanding at June 30, 2019 and 109,434,841 shares issued and outstanding at December 31, 2018	36.4	36.4
Additional paid-in capital	4,378.5	4,378.4
Accumulated deficit	(4,356.9)	(4,307.9)
Total stockholders’ equity	58.0	106.9
Total liabilities and stockholders’ equity	$722.5	$743.7

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2019	2018
Cash flows from operating activities
Net income (loss)	$(49.1)	$182.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45.2	41.3
Stock-based compensation	6.7	5.0
Amortization of debt discounts and issuance costs	0.9	1.5
Impairment of assets	5.5	—
(Gain) loss on disposal of assets, net	(0.9)	0.3
(Gain) loss on extinguishment of debt, net	(0.4)	10.1
Inventory write down	1.4	—
Non-cash provision for supply commitment charges	56.7	6.0
Cash paid to settle supply commitment charges	(15.9)	(2.0)
Other non-cash items	—	1.1
Changes in operating assets and liabilities:
Accounts receivable	16.8	(54.8)
Accounts receivable from related parties	—	(19.4)
Inventories	5.6	(17.3)
Prepaid expenses and other assets	(8.6)	(0.8)
Accounts payable	(12.3)	21.0
Accrued expenses and other liabilities	(4.3)	(0.8)
Net cash provided by operating activities	47.3	173.5

Cash flows from investing activities
Capital expenditures	(26.5)	(66.3)
Proceeds from disposal of assets	1.3	0.6
Net cash used in investing activities	(25.2)	(65.7)

Cash flows from financing activities
Repayments of long-term debt	(31.3)	(499.3)
Repurchase of common stock	(4.6)	—
Taxes paid related to net share settlement of equity awards	(1.9)	—
Net proceeds from issuance of common stock	—	303.0
Payments of revolving credit facility issuance costs	—	(2.4)
Net cash used in financing activities	(37.8)	(198.7)

Net decrease in cash, cash equivalents, and restricted cash	(15.7)	(90.9)
Cash, cash equivalents, and restricted cash at beginning of period	177.8	217.2
Cash and cash equivalents at end of period	$162.1	$126.3

Supplemental cash flow information:
Interest paid	$16.0	$24.3
Income tax payments	$1.4	$0.8
Noncash investing and financing activities:
Capital expenditures included in accounts payable	$2.9	$3.6
Operating lease liabilities incurred from obtaining right-of-use assets	$10.5	$—

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2019	109,435	$36.4	$4,378.4	$(4,307.9)	$106.9

Net loss	—	—	—	(55.0)	(55.0)
Cumulative effect of accounting change	—	—	—	0.1	0.1
Activity related to stock plans	364	—	1.3	—	1.3
Balance at March 31, 2019	109,799	$36.4	$4,379.7	$(4,362.8)	$53.3

Net income	—	—	—	5.9	5.9
Repurchase of common stock	(761)	—	(4.6)	—	(4.6)
Activity related to stock plans	55	—	3.4	—	3.4
Balance at June 30, 2019	109,093	$36.4	$4,378.5	$(4,356.9)	$58.0

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2018	51,783	$35.9	$3,712.1	$(4,566.3)	$(818.3)

Net income	—	—	—	78.7	78.7
Activity related to stock plans	—	—	1.6	—	1.6
Recapitalization of convertible preferred stock to common stock	39,415	0.4	349.4	—	349.8
Issuance of common stock	18,077	0.1	302.9	—	303.0
Balance at March 31, 2018	109,275	$36.4	$4,366.0	$(4,487.6)	$(85.2)

Net income	—	—	—	103.6	103.6
Activity related to stock plans	—	—	3.4	—	3.4
Balance at June 30, 2018	109,275	$36.4	$4,369.4	$(4,384.0)	$21.8

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

Unless the context requires otherwise, the use of the terms “FTSI,” “Company”, “we,” “us,” “our” or “ours” in these Notes to Consolidated Financial Statements refer to FTS International, Inc., together with its consolidated subsidiaries. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018. In our opinion, the consolidated financial statements included herein contain all adjustments of a normal, recurring nature considered necessary for a fair presentation of the interim periods. The results of operations of the interim periods are not necessarily indicative of the results of operations to be expected for the full year. There were no items of other comprehensive income in the periods presented. The Company had $9.1 million of restricted cash at January 1, 2018 and zero restricted cash at June 30, 2019 and 2018.

Reclassifications

Current liabilities related to accrued supply commitment charges have been reclassified from accounts payable to other current liabilities on the balance sheet as of December 31, 2018, and the statement of cash flows for the six months ended June 30, 2018. These reclassifications had no effect on total assets, total liabilities, total equity, or net cash provided by operating activities as previously reported.

New Accounting Standards Updates

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. The FASB subsequently issued a number of additional ASUs to update this guidance. This standard was issued to increase transparency and comparability among organizations by requiring that a right-of-use asset and corresponding lease liability be recorded on the balance sheet for leases with terms longer than 12 months. We elected to use three practical expedients allowed under the guidance. According to these practical expedients we did not reassess whether existing contracts are or contain a lease; we did not reassess whether existing leases are operating or finance leases; and we did not reassess the accounting for initial direct costs for existing leases. Our approach to adopting this new standard included a review of existing leases and other executory contracts that could contain embedded leases and we identified the key terms that were necessary for us to calculate the right-of-use asset and lease liability. These consolidated financial statements have been prepared in accordance with the new ASU utilizing the modified retrospective transition method, which resulted in the recording of operating lease liabilities of $38.7 million as of January 1, 2019 on our consolidated balance sheet with an immaterial effect on our consolidated statement of stockholders’ equity (deficit) and no related effect on our consolidated statement of operations.

NOTE 2 — JOINT VENTURE

In April 2019, FTSI announced that it expects to sell all of its 45% equity ownership interest in SinoFTS Petroleum Services Ltd., FTSI’s joint venture in China, to Sinopec Oilfield Services Corporation, FTSI’s joint venture partner. In exchange, FTSI, via its affiliate FTS International Netherlands B.V., will receive consideration of approximately $26.9 million for the sale of its equity interest, and via FTS International Services, LLC, will receive a royalty fee of approximately $5.8 million for a license for its intellectual property use and for future limited support of the joint venture’s operations. This transaction is subject to customary closing conditions and is expected to be completed in the third quarter of 2019. FTSI currently estimates that it will recognize a small gain on the sale of our equity interest and intends to use the proceeds from this transaction to repay debt.

NOTE 3 — INDEBTEDNESS AND BORROWING FACILITY

The following table summarizes our long-term debt:

	June 30,	December 31,
(In millions)	2019	2018
Term loan due April 2021 ("Term Loan")	$101.0	$121.0
Senior notes due May 2022 ("2022 Senior Notes")	374.9	386.9
Total principal amount	475.9	507.9
Less unamortized discount and debt issuance costs	(3.7)	(4.7)
Total long-term debt	$472.2	$503.2
Estimated fair value of long-term debt	$450.4	$461.2

Estimated fair values for our  Term Loan and 2022 Senior Notes were determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the FASB’s fair value hierarchy. We believe we were in compliance with all of the covenants in our debt agreements at June 30, 2019.

Debt Repayments

In the first six months of 2019, we repaid $20.0 million of aggregate principal amount of Term Loan using cash on hand. We recognized a loss on this debt extinguishment of $0.1 million.

In the first six months of 2019, we repurchased $12.0 million of aggregate principal amount of 2022 Senior Notes in the qualified institutional buyer market using cash on hand. We recognized a gain on this debt extinguishment of $0.5 million.

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

As of June  30, 2019, the borrowing base was $115.4 million and therefore our maximum availability under the credit facility was $115.4 million. As of June  30, 2019, there were no borrowings outstanding under the credit facility, and letters of credit totaling $3.0 million were issued, resulting in $112.4 million of availability under the credit facility.

We believe we were in compliance with all of the covenants in the credit facility at June  30, 2019.

NOTE 4 — LEASES

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

We provide residual value guarantees for our leases of light-duty vehicles and certain service equipment. No amounts related to these residual value guarantees have been deemed probable and included in the lease liability; however, if the value for all of the vehicles was zero at the end of the lease term, we would be required to pay $16.3 million for leases outstanding at June  30, 2019.

We had no material amount of finance leases or subleases at June  30, 2019. We had no material variable lease costs for the three or six months ended June  30, 2019. The following table summarizes the components of our lease costs:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In millions)	2019	2019
Operating lease cost	$5.8	$12.0
Short-term lease cost	1.4	2.7
Total lease cost	$7.2	$14.7

Short-term lease costs represent costs related to leases with terms of one year or less. We elected the practical expedient to not recognize lease assets and liabilities for these leases. The following table includes other supplemental information for our operating leases:

Six Months Ended
June 30,
(Dollars in millions)	2019
Cash paid for amounts included in the measurement of our lease obligations	$12.2
Right-of-use assets obtained in exchange for lease obligations	$10.5
Right-of-use assets recognized upon adoption of the leasing standard	$37.8
Weighted-average remaining lease term	2.6 years
Weighted-average discount rate	4.9%

The following table summarizes the maturity of our operating leases as of June  30, 2019:

(In millions)
Remainder of 2019	$9.5
2020	15.6
2021	10.9
2022	1.2
2023	1.2
2024 and thereafter	1.0
Total lease payments	39.4
Less imputed interest	(2.3)
Total lease liabilities	$37.1

NOTE 5 — SHARE REPURCHASE

In May 2019, our board of directors (our “Board”) approved an authorization for a total share repurchase of up to $100 million of the Company’s common stock to be executed through open market or private transactions. The authorization expires on May 14, 2020 and may be discontinued at any time. In the second quarter of 2019 we repurchased approximately 761,000 shares of common stock at an average price of $6.11 per share for a total of $4.6 million. At June  30, 2019,  $95.4 million of the authorized amount was available for share repurchases under this program.

The amount and timing of share repurchases are at the sole discretion of the Company, and plans for future share repurchases may be revised by the Board at any time. The share repurchase program could be affected by, among other things, changes in results of operations, capital expenditures, cash flows, and applicable tax laws.

NOTE 6 — REVENUE

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

NOTE 7 — IMPAIRMENTS AND OTHER CHARGES

The following table summarizes our impairments and other charges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Supply commitment charges	$0.1	$4.0	$56.7	$6.0
Impairment of assets	2.7	—	5.5	—
Inventory write-down	—	—	1.4	—
Total impairments and other charges	$2.8	$4.0	$63.6	$6.0

Supply Commitment Charges

We incur supply commitment charges when our purchases of sand from certain suppliers are less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future losses that are considered likely are also required to be recorded in the current period.

During the first six months of 2019 and 2018, we recorded aggregate charges under these supply contracts of $56.7 million and $6.0 million, respectively. These charges relate to actual purchase shortfalls incurred, as well as forecasted losses expected to be incurred and settled in future periods. These purchase shortfalls are largely due to our customers choosing to procure their own sand, often from sand mines closer to their operating areas.

In May 2019, we restructured and amended our largest sand supply contract to reduce the total remaining commitment through 2024 by approximately $162 million. This reduced our annual commitment from $47.9 million to $21.0 million from 2019 through 2024. The reduced annual commitments of $21.0 million represent the annual payments we would make under the contract if we do not purchase any sand from this vendor. Due to the terms of the amended agreement and our estimated future purchases under this contract, we determined that we would not be able to satisfy $11.0 million of the $21.0 million annual commitment with sand purchases for the last five years of the contract. Therefore, in connection with this amendment, we recorded a supply commitment charge of $55.0 million in the first quarter of 2019 to accelerate these purchase shortfalls. After recording the $55.0 million supply commitment charge in the first quarter of 2019, the amount of accrued supply commitment charges for future periods that was recognized on our consolidated balance sheet at March 31, 2019 was $66.0 million. We paid $11.0 million of this amount in the second quarter of 2019 and we expect to pay the remaining $55.0 million in annual installments of $11.0 million from January 2020 through January 2024. These payments may be accelerated under limited circumstances. The remaining amount of the 2019 charges represent revised estimates of our purchase shortfalls under this contract for 2019.

After recording the $55.0 million supply commitment charge, the remaining annual purchase commitment that we must satisfy to avoid additional charges is $10.0 million. We will satisfy this annual purchase commitment if we purchase at least 1.0 million tons of sand per year, which we believe better matches our current and forecasted sand needs. If we purchase more than 1.0 million tons of sand in a year, then we could recover a portion of the supply commitment charge.

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

Other Impairments

In the second quarter of 2019, we recorded $2.7 million of impairments for certain land and buildings that we no longer use.

NOTE 8 — INCOME TAXES

In 2012, we established a full valuation allowance with respect to our U.S. federal deferred tax assets and state deferred tax assets in excess of our deferred tax liabilities. We have continued to record a valuation allowance for these net deferred tax assets since 2012. As a result, we only recorded income tax expense for the three and six months ended June  30, 2019 and 2018 for states that limit the deduction of net operating loss carryforwards. Deferred tax assets related to our U.S. federal and state operating losses are still available to us to offset future taxable income, subject to limitations in the event of a change of control under Section 382 of the Internal Revenue Code. At June  30, 2019, we had not incurred such an ownership change.

At each reporting date, we consider all available positive and negative evidence to evaluate whether our deferred tax assets are more likely than not to be realized. A significant piece of negative evidence that we consider is that the Company generated a loss before income taxes for each year from 2012 to 2016. Such negative evidence weighs heavily against other more subjective positive evidence such as projections for future taxable income.

The Company generated income before income taxes in 2017 and 2018 and has generated cumulative income for its most recent three year period. This represents positive evidence that we may be able to realize some or all of our deferred tax assets; however, due to the negative evidence of our annual losses generated from 2012 through 2016, the significant cyclicality of our business in recent years,  and our loss before income taxes for the first six months of 2019, we concluded that a full valuation allowance was still required at June  30, 2019.

NOTE 9  — EARNINGS PER SHARE

The numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for our common stock are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Numerator:
Net income (loss)	$5.9	$103.6	$(49.1)	$182.3
Net reversal of convertible preferred stock accretion due to recapitalization of convertible preferred stock to common stock (1)	—	—	—	423.2
Net income (loss) attributable to common stockholders used for basic and diluted EPS computation	$5.9	$103.6	$(49.1)	$605.5

Denominator:
Weighted average shares used for basic EPS computation	109.7	109.3	109.7	98.9
Dilutive potential common shares (2)	—	—	—	—
Number of shares used for diluted EPS computation	109.7	109.3	109.7	98.9
Basic and diluted EPS	$0.05	$0.95	$(0.45)	$6.12

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018

Employee restricted stock units	2.1	—	2.1	—

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We have purchase commitments with certain vendors to supply a significant portion of the proppant used in our operations. These agreements have remaining terms ranging from one to six years. Some of these agreements have minimum unconditional purchase obligations. See Note 7 – “Impairments and Other Charges” for more discussion of these purchase commitments.

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

Patterson v. FTS International Manufacturing, LLC and FTS International Services, LLC: On June 24, 2015, Joshua Patterson filed a lawsuit against the Company in the 115th Judicial District Court of Upshur County, Texas, alleging, among other things, that the Company was negligent with respect to an automobile accident in 2013. Mr. Patterson sought monetary relief of more than $1 million. On July 19, 2018, a jury returned a verdict of approximately $100 million, including punitive damages, against the Company. The trial court reduced the judgment on November 12, 2018 to approximately $33 million. The Company’s insurance carriers have been defending the suit and are appealing the final judgment. The Company’s appellate brief was filed with the Tyler Court of Appeals on June 28, 2019. While the outcome of this case is uncertain, the Company has met its insurance deductible for this matter and we do not expect the ultimate resolution of this case to have a material adverse effect on our consolidated financial statements.

Securities Act Litigation: On February 22, 2019, Carol Glock filed a purported securities class action in the 160th Civil District Court of Dallas County, Texas (Cause No. DC-19-02668) against the Company, certain of our officers, directors and stockholders, and certain of the underwriters of our IPO. The petition is brought on behalf of an alleged class of persons or entities who purchased our common stock in or traceable to our IPO, and purports to allege claims arising under Sections 11 and 15 of the Securities Act of 1933, as amended. The petition generally alleges that the defendants violated federal securities laws relating to the disclosure in the registration statement and prospectus filed with the Securities and Exchange Commission in connection with our IPO. The petition seeks, among other relief, class certification, damages in an amount in excess of $1.0 million, and reasonable costs and expenses, including attorneys’ fees. The Company has insurance coverage on this matter and has hired counsel to vigorously defend the case. Defendants have filed Special Exceptions to the petition and have requested dismissal if the defects cannot be cured. While the outcome of this case is uncertain, we do not expect the ultimate resolution of this case to have a material adverse effect on our consolidated financial statements.

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

Overview

We are one of the largest providers of hydraulic fracturing services in North America. Our services stimulate hydrocarbon flow from oil and natural gas wells drilled by exploration and production (“E&P”) companies primarily in shale resource formations. We have 1.7 million total hydraulic horsepower across 34 fleets, with 21 fleets active as of June 30, 2019. We operate in five major basins in the United States: the Permian Basin, the SCOOP/STACK Formation, the Marcellus/Utica Shale, the Eagle Ford Shale and the Haynesville Shale.

Summary Financial Results

•

Total revenue for the second quarter and first six months of 2019 was $225.8 million and $448.3 million, which represented a decrease of $267.5 million and $512.5 million, respectively, from the same periods in 2018.

•

Net income for the second quarter was $5.9 million and net loss for the first six months of 2019 was $49.1 million, which represented a decrease of $97.7 million and $231.4 million, respectively, from the same periods in 2018. The first quarter of 2019 included a supply commitment charge of $56.6 million.

•

Adjusted EBITDA for the second quarter and first six months of 2019 was $41.9 million and $81.3 million, which represented a decrease of $103.4 million and $195.1 million, respectively, from the same periods in 2018.

•	Total principal amount of long-term debt was $475.9 million at June 30, 2019, which represented a decrease of $32.0 million from December 31, 2018.

Industry trends and business outlook

Our business depends on the willingness of E&P companies to make expenditures to explore for, develop, and produce oil and natural gas in the United States. The willingness of E&P companies to undertake these activities is predominantly influenced by current and expected future prices for oil and natural gas. A widely watched indicator of E&P companies’ aggregate activity levels is the drilling rig count, or rig count. The active horizontal rig count is a subset of the total rig count and is the most strongly correlated with the aggregate industry demand for hydraulic fracturing services. The average horizontal rig count was approximately 890 for the first six months of 2019, compared to an average of approximately 870 for the first six months of 2018, according to a report by Baker Hughes, a GE company.

The prices that we are able to charge for our services is affected by the supply of hydraulic fracturing equipment that is available in the market to meet customer demand. Since the middle of 2018, the supply of hydraulic fracturing equipment has exceeded the demand for equipment, and as a result, the pricing for our services declined in the second half of 2018 and declined further in the first half of 2019. If the oversupply of equipment remains active in the market, pricing could decline further.

In response to this competitive market environment, we remain disciplined with respect to our number of active fleets and we remain focused on optimizing our utilization and profitability. We reduced our active fleet count from 28 fleets in the second quarter of 2018 to 21 fleets in the second quarter of 2019 because certain fleets did not meet our utilization and profitability targets. Subsequent to June 30, 2019, we reduced our active fleet count to 20. The current average pricing for hydraulic fracturing services remains below our profitability targets. Therefore, we remain focused on deploying additional fleets only for select opportunities in 2019.

In 2019, we expect our customers to remain disciplined with respect to their capital spending and therefore we will continue to manage our active capacity to best match demand from our customers and maximize our profitability and cash flow. Based on conversations with our customers, we currently expect a decrease in demand for our services in the second half of 2019. With this expected decrease in demand and the continuing oversupply of equipment in the market, we currently expect to reduce our active fleet count by two or three additional fleets in the third quarter of 2019. Despite the challenging market environment, we expect to continue to generate cash and repay debt in the second half of 2019.

Results of Operations

Revenue

Total revenue consists of revenue from hydraulic fracturing and wireline services. The following table includes certain operating statistics that affect our revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2019	2018	2019	2018
Revenue	$225.8	$454.6	$447.4	$877.9
Revenue from related parties	—	38.7	0.9	82.9
Total revenue	$225.8	$493.3	$448.3	$960.8

Total fracturing stages	7,230	9,356	13,970	17,508
Active fleets (1)	21.0	28.0	20.5	27.8
Total fleets (2)	34.0	32.0	34.0	32.0

_____________________________

(1)	Active fleets is the average number of fleets operating during the period. We had 21 and 26 active fleets at June 30, 2019 and 2018, respectively.
(2)	Total fleets is the total number of fleets owned at the end of the period.

Total revenue in the second quarter and first six months of 2019 decreased by $267.5 million and $512.5 million, respectively, from the same periods in 2018. This decrease was due to lower average pricing of our services, a lower number of average active fleets, an increase in the portion of customers who provided their own proppant and fuel, and a decrease in the prices for materials used in the fracturing process.

The number of fracturing stages completed per average active fleet for the second quarter and first six months of 2019 increased by 3.0% and 8.2%, respectively, from the same periods in 2018.

Costs of revenue

The following table summarizes our costs of revenue:

	Three Months Ended June 30,
	2019		2018
		As a Percent		As a Percent
(Dollars in millions)	Dollars	of Revenue	Dollars	of Revenue
Costs of revenue, excluding depreciation and amortization	$165.9	73.4%	$329.4	66.7%
Depreciation — costs of revenue	20.7	9.2%	18.5	3.8%
Total costs of revenue	$186.6	82.6%	$347.9	70.5%

	Six Months Ended June 30,
	2019		2018
		As a Percent		As a Percent
(Dollars in millions)	Dollars	of Revenue	Dollars	of Revenue
Costs of revenue, excluding depreciation	$329.0	73.4%	$641.6	66.8%
Depreciation — costs of revenue	41.1	9.2%	36.9	3.8%
Total costs of revenue	$370.1	82.6%	$678.5	70.6%

Total costs of revenue for the second quarter and first six months of 2019 decreased by $161.3 million and $308.4 million, respectively, from the same periods in 2018.  This decrease was primarily due to the decrease in our costs of revenue, excluding depreciation.

Costs of revenue, excluding depreciation, for the second quarter and first six months of 2019 decreased by $163.5 million and $312.6 million, respectively, from the same periods in 2018.  This decrease was primarily due to changes in our activity levels as illustrated by our fracturing stages completed and our average active fleets during these periods. Additionally, the decrease in the second quarter and first six months was partly due to an increase in the portion of customers who provided their own proppant and fuel, and a decrease in the costs for materials used in the fracturing process.

Depreciation for our service equipment in the second quarter and first six months of 2019 increased by $2.2 million and $4.2 million, respectively, from the same periods in 2018. This increase was primarily due to increased maintenance capital expenditures in recent periods.

Total costs of revenue as a percentage of total revenue for the second quarter increased by 12.1 percentage points from 70.5% in 2018 to 82.6% in 2019. Total costs of revenue as a percentage of total revenue for the first six months of 2019 increased by 12.0 percentage points from 70.6% in 2018 to 82.6%  in 2019. This increase was primarily due to a decrease in pricing for our services in 2019.

Selling, general and administrative expense

Selling, general and administrative (“SG&A”) expense for the second quarter and the first six months of 2019 was $21.7 million and $45.3 million, respectively, which were relatively flat with the same periods in 2018.

Depreciation and amortization

The following table summarizes our depreciation and amortization:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Costs of revenue (1)	$20.7	$18.5	$41.1	$36.9
Other (2)	2.1	2.2	4.1	4.4
Total depreciation and amortization	$22.8	$20.7	$45.2	$41.3

_________________________

(1)	Related to service equipment included in “Property, plant, and equipment, net” on our consolidated balance sheets discussed under the “Costs of revenue” heading of this discussion and analysis.
(2)	Related to all long-lived assets other than service equipment included in “Property, plant, and equipment, net” on our consolidated balance sheets.

Depreciation and amortization in the second quarter and first six months of 2019 increased by $2.1 million and $3.9 million, respectively, from the same periods in 2018. This increase was due to an increase in depreciation for our service equipment, which has been previously discussed under “Costs of revenue.”

Impairments and other charges

The following table summarizes our impairments and other charges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Supply commitment charges	$0.1	$4.0	$56.7	$6.0
Impairment of assets	2.7	—	5.5	—
Inventory write-down	—	—	1.4	—
Total impairments and other charges	$2.8	$4.0	$63.6	$6.0

Supply Commitment Charges: We incur supply commitment charges when our purchases of sand from certain suppliers are less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future losses that are considered likely are also required to be recorded in the current period.

During the first six months of 2019 and 2018, we recorded aggregate charges under these supply contracts of $56.7 million and $6.0 million, respectively. These charges relate to actual purchase shortfalls incurred, as well as forecasted losses expected to be incurred and settled in future periods. These purchase shortfalls are largely due to our customers choosing to procure their own sand, often from sand mines closer to their operating areas.

In May 2019, we restructured and amended our largest sand supply contract to reduce the total remaining commitment through 2024 by approximately $162 million. This reduced our annual commitment from $47.9 million to $21.0 million from 2019 through 2024. The reduced annual commitments of $21.0 million represent the annual payments we would make under the contract if we do not purchase any sand from this vendor. Due to the terms of the amended agreement and our estimated future purchases under this contract, we determined that we would not be able to satisfy $11.0 million of the $21.0 million annual commitment with sand purchases for the last five years of the contract. Therefore. in connection with this amendment, we recorded a supply commitment charge of $55.0 million in the first quarter of 2019 to accelerate these purchase shortfalls. After recording the $55.0 million supply commitment charge in the first quarter of 2019, the amount of accrued supply commitment charges for future periods that was recognized on our consolidated balance sheet at March 31, 2019 was $66.0 million. We paid $11.0 million of this amount in the second quarter of 2019 and we expect to pay the remaining $55.0 million in annual installments of $11.0 million from January 2020 through January 2024. These payments may be accelerated under limited circumstances. The remaining amount of the 2019 charges represent revised estimates of our purchase shortfalls under this contract for 2019.

After recording the $55.0 million supply commitment charge, the remaining annual purchase commitment that we must satisfy to avoid additional charges is $10.0 million. We will satisfy this annual purchase commitment if we purchase at least 1.0 million tons of sand per year, which we believe better matches our current and forecasted sand needs. If we purchase more than 1.0 million tons of sand in a year, then we could recover a portion of the supply commitment charge.

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

Other Impairments: In the second quarter of 2019, we recorded $2.7 million of impairments for certain land and buildings that we no longer use.

Interest expense, net

Interest expense, net of interest income, for the second quarter and first six months of 2019 decreased by $4.4 million and $13.6 million, respectively, from the same periods in 2018. These decreases were due to lower average long-term debt balances and higher interest income in 2019, which were partially offset by higher average interest rates for our Term Loan in 2019.

Extinguishment of debt

In the first six months of 2019, we repaid $20.0 million of aggregate principal amount of Term Loan using cash on hand. We recognized a loss on this debt extinguishment of $0.1 million.

In the first six months of 2019, we repurchased $12.0 million of aggregate principal amount of 2022 Senior Notes in the qualified institutional buyer market using cash on hand. We recognized a gain on this debt extinguishment of $0.5 million.

Income taxes

In 2012, we established a full valuation allowance with respect to our U.S. federal deferred tax assets and state deferred tax assets in excess of our deferred tax liabilities. We have continued to record a valuation allowance for these net deferred tax assets since 2012. As a result, we only recorded income tax expense for the three and six months ended June 30, 2019 and 2018, for states that limit the deduction of net operating loss carryforwards. See Note 8 — “Income Taxes” in notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more discussion of our valuation allowance.

Reconciliation of Adjusted EBITDA

The following table reconciles our net income or loss to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Net income (loss)	$5.9	$103.6	$(49.1)	$182.3
Interest expense, net	7.7	12.1	15.9	29.5
Income tax expense	0.1	0.9	0.3	1.9
Depreciation and amortization	22.8	20.7	45.2	41.3
(Gain) loss on disposal of assets, net	(1.2)	(0.2)	(0.9)	0.3
Loss (gain) on extinguishment of debt, net	0.1	0.8	(0.4)	10.1
Stock-based compensation	3.7	3.4	6.7	5.0
Supply commitment charges	0.1	4.0	56.7	6.0
Inventory write-down	—	—	1.4	—
Impairment of assets	2.7	—	5.5	—
Adjusted EBITDA (1)	$41.9	$145.3	$81.3	$276.4

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

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2019, we had $162.1 million of cash and cash equivalents and $112.4 million of availability under our revolving credit facility, which resulted in a total liquidity position of $274.5 million. We believe that our cash and cash equivalents, cash provided by operations, and the availability under our credit facility will be sufficient to fund our operations and capital expenditures for at least the next 12 months.

The maximum availability of credit under the credit facility is limited at any time to the lesser of $250 million or the borrowing base. The borrowing base is based on percentages of eligible accounts receivable and eligible inventory and is subject to certain reserves. As of June 30, 2019, our borrowing base was  $115.4 million and therefore our maximum availability under the credit facility was  $115.4 million. As of June 30, 2019, there were no borrowings outstanding under the credit facility, and letters of credit totaling $3.0 million were issued, resulting in $112.4 million of availability under the credit facility.

See Note 3 — “Indebtedness and Borrowing Facility” in notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information on our credit facility.

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended
	June 30,
(In millions)	2019	2018
Net income or loss adjusted for non-cash items	$66.0	$247.6
Changes in operating assets and liabilities	(2.8)	(72.1)
Cash paid to settle supply commitment charges	(15.9)	(2.0)
Net cash provided by operating activities	47.3	173.5
Net cash used in investing activities	(25.2)	(65.7)
Net cash used in financing activities	(37.8)	(198.7)
Net decrease in cash, cash equivalents, and restricted cash	(15.7)	(90.9)
Cash, cash equivalents, and restricted cash at beginning of period	177.8	217.2
Cash and cash equivalents at end of period	$162.1	$126.3

Cash flows from operating activities have historically been a significant source of liquidity we use to fund capital expenditures and repay our debt. Changes in cash flows from operating activities are primarily affected by the same factors that affect our net income, excluding non-cash items such as depreciation and amortization, stock-based compensation, and impairments of assets.

Cash flows from operating activities: Net cash provided by operating activities was $47.3 million and $173.5 million in the first six months of 2019 and 2018, respectively. Cash flows from operating activities consists of net income or loss adjusted for non-cash items, changes in operating assets and liabilities and cash paid to settle supply commitment charges. Net income or loss adjusted for non-cash items resulted in a cash increase of $66.0 million and $247.6 million in the first six months of 2019 and 2018, respectively. This change was primarily due to lower earnings in 2019. The net change in operating assets and liabilities resulted in a cash decrease of $2.8 million and $72.1 million in the first six months of 2019 and 2018, respectively.  The cash decrease in 2018 was primarily due to increased working capital to fund increased activity levels.

Cash flows from investing activities: Net cash used in investing activities was $25.2 million and $65.7 million in the first six months of 2019 and 2018, respectively. This change was primarily due to decreased capital expenditures in 2019 compared to 2018.

Cash flows from financing activities: Net cash used in financing activities was $37.8 million and $198.7 million in the first six months of 2019 and 2018, respectively.  In the first six months of 2019 we used $31.3 million of cash to repay long-term debt and $4.6 million to repurchase stock. In the first six months of 2018 we used $499.3 million of cash to repay long-term debt which we partially funded with $303.0 million of net proceeds received from our IPO.

Cash Requirements

Contractual Commitments and Obligations

In May 2019, we restructured and amended our largest sand supply contract to reduce our cash commitments from $47.9 million per year to $21.0 million per year from 2019 through 2024. As a result of this amendment and the supply commitment charges incurred to date for this contract, we have recognized approximately 52% of the restructured future commitments in our consolidated financial statements as of June 30, 2019.

Other than the amended commitments of our supply agreement and the long-term debt repayments discussed above, there have been no significant changes to our contractual obligations outside the ordinary course of business since December 31, 2018. Please refer to our annual report on Form 10-K for the year ended December 31, 2018, for additional information regarding our contractual obligations.

Capital expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives. We estimate capital expenditures in 2019 will range from $55 million to $60 million. Our capital expenditures in 2019 will be used to support our current operations and any fleet reactivations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At June  30, 2019, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

We are subject to interest rate risk on a portion of our long-term debt. Our Term Loan bears interest at a variable rate based on LIBOR plus a margin of 4.75% per annum, with a 1.00% LIBOR floor. As of June  30, 2019, LIBOR was above the 1.00% floor. Therefore a 1.00% change in LIBOR would change the annual interest payments for this debt by approximately $1.0 million.

We are subject to commodity price risk related to our diesel fuel usage. A $0.25 per gallon change in the price of diesel fuel would have changed our costs of revenue, excluding depreciation, by approximately $0.6 million for the six months ended June  30, 2019.

During 2019, substantially all of our operations were conducted within the United States; therefore we had no significant exposure to foreign currency exchange rate risk.

Item 4.  Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30,  2019, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Effective January 1, 2019, we adopted the new lease accounting guidance under Accounting Standards Codification (“ASC”) Topic 842,  Leases, using the modified retrospective transition method. The adoption of this guidance required the implementation of new accounting policies and processes, including changes to our information systems, which changed the Company’s internal control over financial reporting for leases and related disclosures for our current period reporting. Other than the changes relating to ASC Topic 842, there has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of our legal proceedings, see Note 10 — “Commitments and Contingencies” in the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which is incorporated by reference herein.

Item 1A.  Risk Factors

Our investors should carefully consider the risks and other information discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018, when evaluating us and our common stock. There have been no material changes to our risk factors from those disclosed in our annual report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases.

The following table presents information regarding our repurchases of common stock during the second quarter of 2019.

			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased	Value of Shares that
	of Shares	Paid	as Part of Publicly	May Yet be Purchased
	Purchased	per Share	Announced Program (1)	Under the Program (1)
April 1, 2019 through April 30, 2019	—	$—	—	$—
May 1, 2019 through May 31, 2019	166,078	$6.98	166,078	$98,841,000
June 1, 2019 through June 30, 2019	594,936	$5.86	594,936	$95,355,000
Total	761,014	$6.11	761,014	$95,355,000

(1)	On May 15, 2019, we announced that our Board authorized us to repurchase up to $100 million shares of our common stock. The authorization expires on May 14, 2020.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
10.1*†	FTS International, Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

_____________________________

*Previously filed
**Filed herewith
***Furnished herewith
†Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTS INTERNATIONAL, INC.

Dated: July 31, 2019	By:	/s/ Michael J. Doss
Michael J. Doss
Chief Executive Officer and Director (Principal Executive Officer)

Dated: July 31, 2019	By:	/s/ Lance D. Turner
Lance D. Turner
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)