Form 10-Q
period 2019-09-30
FTS International, Inc.
filed 2019-11-05
CIK 1529463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes    ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2019, the registrant had 107,215,035 shares of common stock, $0.01 par value, outstanding.

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

PART 1 – FINANCIAL INFORMATION

Item 1.Financial Statements

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Revenue
Revenue	$186.0	$324.4	$633.4	$1,202.3
Revenue from related parties	—	10.0	0.9	92.9
Total revenue	186.0	334.4	634.3	1,295.2

Operating expenses
Costs of revenue (excluding depreciation of $20.6, $18.8, $61.7 and $55.7 respectively, included in depreciation and amortization below)	147.2	222.2	476.2	863.8
Selling, general and administrative	21.1	19.7	66.4	66.3
Depreciation and amortization	22.7	21.1	67.9	62.4
Impairments and other charges	5.1	10.0	68.7	16.0
(Gain) loss on disposal of assets, net	(0.1)	(0.1)	(1.0)	0.2
Total operating expenses	196.0	272.9	678.2	1,008.7

Operating (loss) income	(10.0)	61.5	(43.9)	286.5

Interest expense, net	(7.6)	(10.4)	(23.5)	(39.9)
Gain (loss) on extinguishment of debt, net	0.8	(0.6)	1.2	(10.7)
Equity in net income (loss) of joint venture affiliate	—	(0.7)	0.6	(1.9)
Gain on sale of equity interest in joint venture affiliate	7.0	—	7.0	—

(Loss) income before income taxes	(9.8)	49.8	(58.6)	234.0
Income tax expense	1.0	0.2	1.3	2.1

Net (loss) income	$(10.8)	$49.6	$(59.9)	$231.9

Net (loss) income attributable to common stockholders	$(10.8)	$49.6	$(59.9)	$655.1

Basic and diluted earnings per share attributable to common stockholders	$(0.10)	$0.45	$(0.55)	$6.40
Shares used in computing basic and diluted earnings per share	108.6	109.3	109.3	102.4

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions, except share amounts)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$204.2	$177.8
Accounts receivable, net	119.5	158.3
Inventories	48.3	66.6
Prepaid expenses and other current assets	11.9	7.0
Total current assets	383.9	409.7

Property, plant, and equipment, net	237.7	275.3
Operating lease right-of-use assets	30.2	—
Intangible assets, net	29.5	29.5
Investment in joint venture affiliate	—	23.2
Other assets	4.2	6.0
Total assets	$685.5	$743.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$57.6	$86.8
Accrued expenses	34.8	29.3
Current portion of operating lease liabilities	15.0	—
Other current liabilities	12.0	16.3
Total current liabilities	119.4	132.4

Long-term debt	456.6	503.2
Operating lease liabilities	17.2	—
Other liabilities	45.8	1.2
Total liabilities	639.0	636.8

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized	—	—
Common stock, $0.01 par value, 320,000,000 shares authorized, 107,878,289 shares issued and outstanding at September 30, 2019 and 109,434,841 shares issued and outstanding at December 31, 2018	36.4	36.4
Additional paid-in capital	4,377.8	4,378.4
Accumulated deficit	(4,367.7)	(4,307.9)
Total stockholders’ equity	46.5	106.9
Total liabilities and stockholders’ equity	$685.5	$743.7

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2019	2018
Cash flows from operating activities
Net (loss) income	$(59.9)	$231.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	67.9	62.4
Stock-based compensation	9.6	8.2
Amortization of debt discounts and issuance costs	1.4	2.0
Impairment of assets	9.7	—
(Gain) loss on disposal of assets, net	(1.0)	0.2
(Gain) loss on extinguishment of debt, net	(1.2)	10.7
(Gain) sale of equity interest in joint venture affiliate	(7.0)	—
Inventory write-down	1.4	—
Non-cash provision for supply commitment charges	57.6	16.0
Cash paid to settle supply commitment charges	(16.1)	(2.1)
Other non-cash items	1.6	1.8
Changes in operating assets and liabilities:
Accounts receivable	38.7	16.0
Accounts receivable from related parties	—	(4.4)
Inventories	16.8	(23.3)
Prepaid expenses and other assets	(6.9)	1.1
Accounts payable	(28.5)	(25.2)
Accrued expenses and other liabilities	5.8	7.3
Net cash provided by operating activities	89.9	302.6

Cash flows from investing activities
Capital expenditures	(39.5)	(84.9)
Proceeds from disposal of assets	1.9	1.0
Proceeds from sale of equity interest in joint venture affiliate	30.7	—
Net cash used in investing activities	(6.9)	(83.9)

Cash flows from financing activities
Repayments of long-term debt	(46.4)	(569.3)
Repurchase of common stock	(8.3)	—
Taxes paid related to net share settlement of equity awards	(1.9)	—
Net proceeds from issuance of common stock	—	303.0
Payments of revolving credit facility issuance costs	—	(2.4)
Net cash used in financing activities	(56.6)	(268.7)

Net increase (decrease) in cash, cash equivalents, and restricted cash	26.4	(50.0)
Cash, cash equivalents, and restricted cash at beginning of period	177.8	217.2
Cash and cash equivalents at end of period	$204.2	$167.2

Supplemental cash flow information:
Interest paid	$17.9	$32.7
Income tax payments	$2.5	$0.9
Noncash investing and financing activities:
Capital expenditures included in accounts payable	$3.3	$6.3
Operating lease liabilities incurred from obtaining right-of-use assets	$10.9	$—

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2019	109,435	$36.4	$4,378.4	$(4,307.9)	$106.9

Net loss	—	—	—	(55.0)	(55.0)
Cumulative effect of accounting change	—	—	—	0.1	0.1
Activity related to stock plans	364	—	1.3	—	1.3
Balance at March 31, 2019	109,799	$36.4	$4,379.7	$(4,362.8)	$53.3

Net income	—	—	—	5.9	5.9
Repurchase of common stock	(761)	—	(4.6)	—	(4.6)
Activity related to stock plans	55	—	3.4	—	3.4
Balance at June 30, 2019	109,093	$36.4	$4,378.5	$(4,356.9)	$58.0

Net loss	—	—	—	(10.8)	(10.8)
Repurchase of common stock	(1,215)	—	(3.7)	—	(3.7)
Activity related to stock plans	—	—	3.0	—	3.0
Balance at September 30, 2019	107,878	$36.4	$4,377.8	$(4,367.7)	$46.5

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2018	51,783	$35.9	$3,712.1	$(4,566.3)	$(818.3)

Net income	—	—	—	78.7	78.7
Activity related to stock plans	—	—	1.6	—	1.6
Recapitalization of convertible preferred stock to common stock	39,415	0.4	349.4	—	349.8
Issuance of common stock	18,077	0.1	302.9	—	303.0
Balance at March 31, 2018	109,275	$36.4	$4,366.0	$(4,487.6)	$(85.2)

Net income	—	—	—	103.6	103.6
Activity related to stock plans	—	—	3.4	—	3.4
Balance at June 30, 2018	109,275	$36.4	$4,369.4	$(4,384.0)	$21.8

Net income	—	—	—	49.6	49.6
Activity related to stock plans	—	—	3.2	—	3.2
Balance at September 30, 2018	109,275	$36.4	$4,372.6	$(4,334.4)	$74.6

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

Unless the context requires otherwise, the use of the terms “FTSI,” “Company,” “we,” “us,” “our” or “ours” in these Notes to Consolidated Financial Statements refer to FTS International, Inc., together with its consolidated subsidiaries. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018. In our opinion, the consolidated financial statements included herein contain all adjustments of a normal, recurring nature considered necessary for a fair presentation of the interim periods. The results of operations of the interim periods are not necessarily indicative of the results of operations to be expected for the full year. There were no items of other comprehensive income in the periods presented. The Company had $9.1 million of restricted cash at January 1, 2018 and zero restricted cash at September 30, 2019 and 2018.

Reclassifications

Current liabilities related to accrued supply commitment charges have been reclassified from accounts payable to other current liabilities on the balance sheet as of December 31, 2018, and the statement of cash flows for the nine months ended September 30, 2018. These reclassifications had no effect on total assets, total liabilities, total equity, or net cash provided by operating activities as previously reported.

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

NOTE 2 — JOINT VENTURE

In August 2019, FTSI closed on the sale of its 45% equity ownership interest in SinoFTS Petroleum Services Ltd., FTSI’s joint venture in China, to Sinopec Oilfield Services Corporation, FTSI’s joint venture partner. In exchange, FTSI, through its affiliate FTS International Netherlands B.V., received consideration of $26.9 million for the sale of its equity interest, and through FTS International Services, LLC, received a royalty fee of $5.8 million for a license for its intellectual property use and for future limited support of the joint venture’s operations. After conducting an analysis of the relative fair values of the equity interest and royalty fee, FTSI allocated $30.7 million of the total consideration received to the sale of its equity interest and $2.0 million to the prepaid royalty fee. FTSI recognized a gain of $7.0 million on the sale of its equity interest. The prepaid royalty fee will be recognized over approximately the next six years.

NOTE 3 — INDEBTEDNESS AND BORROWING FACILITY

The following table summarizes our long-term debt:

	September 30,	December 31,
(In millions)	2019	2018
Term loan due April 2021 ("Term Loan")	$90.0	$121.0
Senior notes due May 2022 ("2022 Senior Notes")	369.9	386.9
Total principal amount	459.9	507.9
Less unamortized discount and debt issuance costs	(3.3)	(4.7)
Total long-term debt	$456.6	$503.2
Estimated fair value of long-term debt	$396.4	$461.2

Estimated fair values for our  Term Loan and 2022 Senior Notes were determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the FASB’s fair value hierarchy. We believe we were in compliance with all of the covenants in our debt agreements at September 30, 2019.

Debt Repayments

In the first nine months of 2019, we repaid $31.0 million of aggregate principal amount of Term Loan using cash on hand. We recognized a loss on this debt extinguishment of $0.2 million.

In the first nine months of 2019, we repurchased $17.0 million of aggregate principal amount of 2022 Senior Notes in the qualified institutional buyer market using cash on hand. We recognized a gain on this debt extinguishment of $1.4 million.

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

As of September  30, 2019, the borrowing base was $94.8 million and therefore our maximum availability under the credit facility was $94.8 million. As of September  30, 2019, there were no borrowings outstanding under the credit facility, and letters of credit totaling $4.3 million were issued, resulting in $90.5 million of availability under the credit facility.

We believe we were in compliance with all of the covenants in the credit facility at September  30, 2019.

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

We provide residual value guarantees for our leases of light-duty vehicles and certain service equipment. No amounts related to these residual value guarantees have been deemed probable and included in the lease liabilities on our consolidated balance sheet; however, if the value for all of the vehicles was zero and if we cancelled these leases at September 30, 2019, we would be required to pay a total of $12.9 million in residual value guarantees.

We had no material amount of finance leases or subleases at September  30, 2019. We had no material variable lease costs for the three or nine months ended September  30, 2019. The following table summarizes the components of our lease costs:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions)	2019	2019
Operating lease cost	$4.7	$16.7
Short-term lease cost	1.5	4.2
Total lease cost	$6.2	$20.9

Short-term lease costs represent costs related to leases with terms of one year or less. We elected the practical expedient to not recognize lease assets and liabilities for these leases. The following table includes other supplemental information for our operating leases:

Nine Months Ended
September 30,
(Dollars in millions)	2019
Cash paid for amounts included in the measurement of our lease obligations	$16.9
Right-of-use assets obtained in exchange for lease obligations	$10.9
Right-of-use assets recognized upon adoption of the leasing standard	$37.8
Weighted-average remaining lease term	2.5 years
Weighted-average discount rate	5.0%

The following table summarizes the maturity of our operating leases as of September  30, 2019:

(In millions)
Remainder of 2019	$4.4
2020	15.4
2021	11.0
2022	1.2
2023	1.2
2024 and thereafter	1.0
Total lease payments	34.2
Less imputed interest	(2.0)
Total lease liabilities	$32.2

NOTE 5 — SHARE REPURCHASE

In May 2019, our board of directors (our “Board”) approved an authorization for a total share repurchase of up to $100 million of the Company’s common stock to be executed through open market or private transactions. The authorization expires on May 14, 2020 and may be discontinued at any time. For the first nine months of 2019 we repurchased approximately 1,975,000 shares of common stock at an average price of $4.21 per share for a total of $8.3 million. At September  30, 2019,  $91.7 million of the authorized amount was available for share repurchases under this program.

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

NOTE 7 — IMPAIRMENTS AND OTHER CHARGES

The following table summarizes our impairments and other charges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Supply commitment charges	$0.9	$10.0	$57.6	$16.0
Impairment of assets	4.2	—	9.7	—
Inventory write-down	—	—	1.4	—
Total impairments and other charges	$5.1	$10.0	$68.7	$16.0

Supply Commitment Charges

We incur supply commitment charges when our purchases of sand from certain suppliers are less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future losses that are considered likely are also required to be recorded in the current period.

During the first nine months of 2019 and 2018, we recorded aggregate charges under these supply contracts of $57.6 million and $16.0 million, respectively. These charges relate to actual purchase shortfalls incurred, as well as forecasted losses expected to be incurred and settled in future periods. These purchase shortfalls are largely due to our customers choosing to procure their own sand, often from sand mines closer to their operating areas.

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

We entered into this contract in 2013 in connection with selling our sand mines, which was at a time when our then current and expected needs for sand were significantly higher than they are today. As our sand needs have declined over the years due to industry cycles and due to our customers choosing to procure their own sand, we and our supplier have continuously worked together to accommodate changing market conditions by amending the contract.

Estimated losses related to these supply contracts contain uncertainties, such as future customer demand and sand preferences. These uncertainties require us to use judgment to quantify these estimates. Actual results could materially differ from our estimates.

Fleet Capacity Reduction

In the fourth quarter of 2019, we decided to dispose of certain idle equipment where we now believe there is no expectation of future use. The equipment we have selected for disposal is comprised primarily of hydraulic fracturing pumps that are substantially depreciated. Certain hydraulic fracturing components, such as engines and transmissions that we believe to have remaining useful lives, will be removed prior to disposing of the equipment and used in our maintenance and repair activities for our remaining fleets. These disposals will reduce our capacity of equipment from 34 total fleets to 28 total fleets. The amount of proceeds we anticipate receiving from these disposals is not significant. We recorded an asset impairment of $4.2 million in connection with these anticipated disposals.

Discontinued Wireline Operations

In May 2019, we decided to discontinue our wireline operations due to underperformance. We are in the process of identifying the best options for disposing of these assets. As a result of this decision, we recorded an asset impairment of $2.8 million and an inventory write-down of $1.4 million in the first quarter of 2019 to adjust these assets to their estimated fair market values and net realizable values, respectively.

Other Impairments

In the second quarter of 2019, we recorded $2.7 million of impairments for certain land and buildings that we no longer use. We are closely monitoring current industry conditions and future expectations. If  current industry conditions continue for a prolonged period or worsen, we may be subject to impairments of long-lived assets or intangible assets in future periods.

NOTE 8 — INCOME TAXES

In 2012, we established a full valuation allowance with respect to our U.S. federal deferred tax assets and state deferred tax assets in excess of our deferred tax liabilities. We have continued to record a valuation allowance for these net deferred tax assets since 2012. As a result, we only recorded income tax expense for the three and nine months ended September  30, 2019 and 2018 for states that limit the deduction of net operating loss carryforwards and for foreign income taxes. Deferred tax assets related to our U.S. federal and state operating losses are still available to us to offset future taxable income, subject to limitations in the event of a change of control under Section 382 of the Internal Revenue Code. At September  30, 2019, we had not incurred such an ownership change.

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

The Company generated income before income taxes in 2017 and 2018 and has generated cumulative income for its most recent three year period. This represents positive evidence that we may be able to realize some or all of our deferred tax assets; however, due to the negative evidence of our annual losses generated from 2012 through 2016, the significant cyclicality of our business in recent years,  and our loss before income taxes for the first nine months of 2019, we concluded that a full valuation allowance was still required at September  30, 2019.

NOTE 9  — EARNINGS PER SHARE

The numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for our common stock are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Numerator:
Net (loss) income	$(10.8)	$49.6	$(59.9)	$231.9
Net reversal of convertible preferred stock accretion due to recapitalization of convertible preferred stock to common stock (1)	—	—	—	423.2
Net (loss) income attributable to common stockholders used for basic and diluted EPS computation	$(10.8)	$49.6	$(59.9)	$655.1

Denominator:
Weighted average shares used for basic EPS computation	108.6	109.3	109.3	102.4
Dilutive potential common shares (2)	—	—	—	—
Number of shares used for diluted EPS computation	108.6	109.3	109.3	102.4
Basic and diluted EPS	$(0.10)	$0.45	$(0.55)	$6.40

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018

Employee restricted stock units	3.3	—	3.3	—

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

Patterson v. FTS International Manufacturing, LLC and FTS International Services, LLC: On June 24, 2015, Joshua Patterson filed a lawsuit against the Company in the 115th Judicial District Court of Upshur County, Texas, alleging, among other things, that the Company was negligent with respect to an automobile accident in 2013. Mr. Patterson sought monetary relief of more than $1 million. On July 19, 2018, a jury returned a verdict of approximately $100 million, including punitive damages, against the Company. The trial court reduced the judgment on November 12, 2018 to approximately $33 million. The Company’s insurance carriers have been defending the suit and are appealing the final judgment. The Company’s appellate brief was filed with the Twelfth Court of Appeals on June 28, 2019. While the outcome of this case is uncertain, the Company has met its insurance deductible for this matter and we do not expect the ultimate resolution of this case to have a material adverse effect on our consolidated financial statements.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the use of the terms “FTSI,” “Company,” “we,” “us,” “our” or “ours” refer to FTS International, Inc., together with its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this quarterly report on Form 10-Q as well as information in our annual report on Form 10-K for the year ended December 31, 2018. Unless otherwise specified, all comparisons made are to the corresponding period of 2018.

Overview

We are one of the largest providers of hydraulic fracturing services in North America. Our services stimulate hydrocarbon flow from oil and natural gas wells drilled by exploration and production (“E&P”) companies primarily in shale resource formations. We had 1.7 million total hydraulic horsepower across 34 fleets, with 18 fleets active as of September 30, 2019. Subsequent to September 30, 2019, we decided to dispose of certain idle equipment that will reduce our capacity to 1.4 million total hydraulic horsepower across 28 fleets. We operate in five major basins in the United States: the Permian Basin, the SCOOP/STACK Formation, the Marcellus/Utica Shale, the Eagle Ford Shale and the Haynesville Shale.

Summary Financial Results

•

Total revenue for the third quarter and first nine months of 2019 was $186.0 million and $634.3 million, which represented a decrease of $148.4 million and $660.9 million, respectively, from the same periods in 2018.

•

Net loss for the third quarter and first nine months of 2019 was $10.8 million and $59.9 million, which represented a decrease of $60.4 million and $291.8 million, respectively, from the same periods in 2018. The first quarter of 2019 included a supply commitment charge of $56.6 million.

•

Adjusted EBITDA for the third quarter and first nine months of 2019 was $20.6 million and $101.9 million, which represented a decrease of $74.4 million and $269.5 million, respectively, from the same periods in 2018.

•	Total principal amount of long-term debt was $459.9 million at September 30, 2019, which represented a decrease of $48.0 million from December 31, 2018.

Industry trends and business outlook

Our business depends on the willingness of E&P companies to make expenditures to explore for, develop, and produce oil and natural gas in the United States. The willingness of E&P companies to undertake these activities is predominantly influenced by current and expected future prices for oil and natural gas. A widely watched indicator of E&P companies’ aggregate activity levels is the drilling rig count, or rig count. The active horizontal rig count is a subset of the total rig count and is the most strongly correlated with the aggregate industry demand for hydraulic fracturing services. The average horizontal rig count was approximately 860 for the first nine months of 2019, compared to an average of approximately 890 for the first nine months of 2018, according to a report by Baker Hughes.

The prices that we are able to charge for our services is affected by the supply of hydraulic fracturing equipment that is available in the market to meet customer demand. Since the middle of 2018, the supply of hydraulic fracturing equipment has exceeded the demand for equipment, and as a result, the pricing for our services declined in the second half of 2018 and has declined further in 2019. If the oversupply of equipment remains active in the market, pricing could decline further.

In response to this competitive market environment, we remain disciplined with respect to our number of active fleets and we remain focused on optimizing our utilization and profitability. We reduced our active fleet count from 28 fleets in the second quarter of 2018 to 18 fleets in the third quarter of 2019 because certain fleets did not meet our utilization and profitability targets. We believe that the total marketed supply of hydraulic fracturing equipment has declined in 2019, but at a slower rate than the decline in the demand for hydraulic fracturing equipment.

Based on conversations with our customers, we currently expect a further decrease in demand for our services in the fourth quarter of 2019. With this expected decrease in demand and the continuing oversupply of equipment in the market, we currently expect to reduce our active fleet count by two or three additional fleets in the fourth quarter of 2019.

Results of Operations

Revenue

The following table includes certain operating statistics that affect our revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2019	2018	2019	2018
Revenue	$186.0	$324.4	$633.4	$1,202.3
Revenue from related parties	—	10.0	0.9	92.9
Total revenue	$186.0	$334.4	$634.3	$1,295.2

Total fracturing stages	7,050	6,991	21,020	24,499
Active fleets (1)	19.8	21.8	20.3	25.8
Total fleets (2)	34.0	32.0	34.0	32.0

_____________________________

(1)	Active fleets is the average number of fleets operating during the period. We had 18 and 19 active fleets at September 30, 2019 and 2018, respectively.
(2)

Total fleets is the total number of fleets owned at the end of the period. Subsequent to September 30, 2019, we decided to dispose of certain idle equipment that will reduce our fleets owned to 28 total fleets.

Total revenue for the third quarter and first nine months of 2019 decreased by $148.4 million and $660.9 million, respectively, from the same periods in 2018. These decreases  were due to lower average pricing of our services, a lower number of average active fleets in the first half of the year compared to the same period in 2018, an increase in the portion of customers who provided their own proppant and fuel, and a decrease in the prices for materials used in the fracturing process.

The number of fracturing stages completed per average active fleet for the third quarter and first nine months of 2019 increased by 11.0% and 9.0%, respectively, from the same periods in 2018.

Costs of revenue

The following table summarizes our costs of revenue:

	Three Months Ended September 30,
	2019		2018
		As a Percent		As a Percent
(Dollars in millions)	Dollars	of Revenue	Dollars	of Revenue
Costs of revenue, excluding depreciation and amortization	$147.2	79.1%	$222.2	66.5%
Depreciation — costs of revenue	20.6	11.1%	18.8	5.6%
Total costs of revenue	$167.8	90.2%	$241.0	72.1%

	Nine Months Ended September 30,
	2019		2018
		As a Percent		As a Percent
(Dollars in millions)	Dollars	of Revenue	Dollars	of Revenue
Costs of revenue, excluding depreciation	$476.2	75.1%	$863.8	66.7%
Depreciation — costs of revenue	61.7	9.7%	55.7	4.3%
Total costs of revenue	$537.9	84.8%	$919.5	71.0%

Total costs of revenue for the third quarter and first nine months of 2019 decreased by $73.2 million and $381.6 million, respectively, from the same periods in 2018.  This decrease was primarily due to the decrease in our costs of revenue, excluding depreciation.

Costs of revenue, excluding depreciation, for the third quarter and first nine months of 2019 decreased by $75.0 million and $387.6 million, respectively, from the same periods in 2018.  The decreases for the third quarter and the first nine months of 2019 were partly due to an increase in the portion of customers who provided their own proppant and fuel and a decrease in the costs for materials used in the fracturing process. The decrease for the third quarter was partially offset by an increase in repairs expense.

The decrease for the first nine months of 2019 was also due to a decrease in our fracturing stages completed and lower number of average active fleets in the first half of the year compared to the same period in 2018.

Depreciation for our service equipment for the third quarter and first nine months of 2019 increased by $1.8 million and $6.0 million, respectively, from the same periods in 2018. This increase was primarily due to elevated capital expenditures from the fourth quarter of 2017 through the second quarter of 2018.

Total costs of revenue as a percentage of total revenue for the third quarter increased by 18.1 percentage points from 72.1% in 2018 to 90.2% in 2019. Total costs of revenue as a percentage of total revenue for the first nine months of 2019 increased by 13.8 percentage points from 71.0% in 2018 to 84.8% in 2019. This increase was primarily due to a decrease in pricing for our services in 2019.

Selling, general and administrative expense

Selling, general and administrative expense for the third quarter and first nine months of 2019 was $21.1 million and $66.4 million, respectively, which were relatively flat with the same periods in 2018.

Depreciation and amortization

The following table summarizes our depreciation and amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Costs of revenue (1)	$20.6	$18.8	$61.7	$55.7
Other (2)	2.1	2.3	6.2	6.7
Total depreciation and amortization	$22.7	$21.1	$67.9	$62.4

_________________________

(1)	Related to service equipment included in “Property, plant, and equipment, net” on our consolidated balance sheets discussed under the “Costs of revenue” heading of this discussion and analysis.
(2)	Related to all long-lived assets other than service equipment included in “Property, plant, and equipment, net” on our consolidated balance sheets.

Depreciation and amortization for the third quarter and first nine months of 2019 increased by $1.6 million and $5.5 million, respectively, from the same periods in 2018. This increase was due to an increase in depreciation for our service equipment, which has been previously discussed under “Costs of revenue.”

Impairments and other charges

The following table summarizes our impairments and other charges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Supply commitment charges	$0.9	$10.0	$57.6	$16.0
Impairment of assets	4.2	—	9.7	—
Inventory write-down	—	—	1.4	—
Total impairments and other charges	$5.1	$10.0	$68.7	$16.0

Supply Commitment Charges: We incur supply commitment charges when our purchases of sand from certain suppliers are less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future losses that are considered likely are also required to be recorded in the current period.

During the first nine months of 2019 and 2018, we recorded aggregate charges under these supply contracts of $57.6 million and $16.0 million, respectively. These charges relate to actual purchase shortfalls incurred, as well as forecasted losses expected to be incurred and settled in future periods. These purchase shortfalls are largely due to our customers choosing to procure their own sand, often from sand mines closer to their operating areas.

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

We entered into this contract in 2013 in connection with selling our sand mines, which was at a time when our then current and expected needs for sand were significantly higher than they are today. As our sand needs have declined over the years due to industry cycles and due to our customers choosing to procure their own sand, we and our supplier have continuously worked together to accommodate changing market conditions by amending the contract.

Estimated losses related to these supply contracts contain uncertainties, such as future customer demand and sand preferences. These uncertainties require us to use judgment to quantify these estimates. Actual results could materially differ from our estimates.

Fleet Capacity Reduction:    In the fourth quarter of 2019, we decided to dispose of certain idle equipment where we now believe there is no expectation of future use. The equipment we have selected for disposal is comprised primarily of hydraulic fracturing pumps that are substantially depreciated. Certain hydraulic fracturing components, such as engines and transmissions that we believe to have remaining useful lives, will be removed prior to disposing of the equipment and used in our maintenance and repair activities for our remaining fleets. These disposals will reduce our capacity of equipment from 34 total fleets to 28 total fleets. The amount of proceeds we anticipate receiving from these disposals is not significant. We recorded an asset impairment of $4.2 million in connection with these anticipated disposals.

Discontinued Wireline Operations: In May 2019, we decided to discontinue our wireline operations due to underperformance. We are in the process of identifying the best options for disposing of these assets. As a result of this decision, we recorded an asset impairment of $2.8 million and an inventory write-down of $1.4 million in the first quarter of 2019 to adjust these assets to their estimated fair market values and net realizable values, respectively.

Other Impairments: In the second quarter of 2019, we recorded $2.7 million of impairments for certain land and buildings that we no longer use. We are closely monitoring current industry conditions and future expectations. If current industry conditions continue for a prolonged period or worsen, we may be subject to impairments of long-lived assets or intangible assets in future periods.

Interest expense, net

Interest expense, net of interest income, for the third quarter and first nine months of 2019 decreased by $2.8 million and $16.4 million, respectively, from the same periods in 2018. These decreases were due to lower average long-term debt balances and higher interest income in 2019, which were partially offset by higher average interest rates for our Term Loan in 2019.

Extinguishment of debt

In the first nine months of 2019, we repaid $31.0 million of aggregate principal amount of Term Loan using cash on hand. We recognized a loss on this debt extinguishment of $0.2 million.

In the first nine months of 2019, we repurchased $17.0 million of aggregate principal amount of 2022 Senior Notes in the qualified institutional buyer market using cash on hand. We recognized a gain on this debt extinguishment of $1.4 million.

Gain on sale of equity interest in joint venture affiliate

In August 2019, FTSI closed on the sale of its 45% equity ownership interest in SinoFTS Petroleum Services Ltd., FTSI’s joint venture in China, to Sinopec Oilfield Services Corporation, FTSI’s joint venture partner. In exchange, FTSI, through its affiliate FTS International Netherlands B.V., received consideration of $26.9 million for the sale of its equity interest, and through FTS International Services, LLC, received a royalty fee of $5.8 million for a license for its intellectual property use and for future limited support of the joint venture’s operations. After conducting an analysis of the relative fair values of the equity interest and royalty fee, FTSI allocated $30.7 million of the total consideration received to the sale of its equity interest and $2.0 million to the prepaid royalty fee. FTSI recognized a gain of $7.0 million on the sale of its equity interest. The prepaid royalty fee will be recognized over approximately the next six years.

Income taxes

In 2012, we established a full valuation allowance with respect to our U.S. federal deferred tax assets and state deferred tax assets in excess of our deferred tax liabilities. We have continued to record a valuation allowance for these net deferred tax assets since 2012. As a result, we only recorded income tax expense for the three and nine months ended September 30, 2019 and 2018, for states that limit the deduction of net operating loss carryforwards and for foreign income taxes. See Note 8 — “Income Taxes” in the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more discussion of our valuation allowance.

Reconciliation of Adjusted EBITDA

The following table reconciles our net income or loss to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Net (loss) income	$(10.8)	$49.6	$(59.9)	$231.9
Interest expense, net	7.6	10.4	23.5	39.9
Income tax expense	1.0	0.2	1.3	2.1
Depreciation and amortization	22.7	21.1	67.9	62.4
(Gain) loss on disposal of assets, net	(0.1)	(0.1)	(1.0)	0.2
(Gain) loss on extinguishment of debt, net	(0.8)	0.6	(1.2)	10.7
Stock-based compensation	2.9	3.2	9.6	8.2
Supply commitment charges	0.9	10.0	57.6	16.0
Inventory write-down	—	—	1.4	—
Impairment of assets	4.2	—	9.7	—
Gain on sale of equity interest in joint venture affiliate	(7.0)	—	(7.0)	—
Adjusted EBITDA (1)	$20.6	$95.0	$101.9	$371.4

_____________________________

(1)

Adjusted EBITDA is a non-GAAP financial measure that we define as earnings before interest, income taxes, and depreciation and amortization; as well as, the following items, if applicable: gain or loss on disposal of assets; debt extinguishment gains or losses; inventory write-downs, asset and goodwill impairments; gain on insurance recoveries; acquisition earn-out adjustments; stock-based compensation; supply commitment charges; acquisition or disposition transaction costs; and gain on sale of equity interest in joint venture affiliate. The most comparable financial measure to Adjusted EBITDA under GAAP is net income or loss. Adjusted EBITDA is used by management to evaluate the operating performance of our business for comparable periods and it is a metric used for management incentive compensation. Adjusted EBITDA should not be used by investors or others as the sole basis for formulating investment decisions, as it excludes a number of important items. We believe Adjusted EBITDA is an important indicator of operating performance because it excludes the effects of our capital structure and certain non-cash items from our operating results. Adjusted EBITDA is also commonly used by investors in the oilfield services industry to measure a company’s operating performance, although our definition of Adjusted EBITDA may differ from other industry peer companies.

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2019, we had $204.2 million of cash and cash equivalents and $90.5 million of availability under our revolving credit facility, which resulted in a total liquidity position of $294.7 million. We believe that our cash and cash equivalents, cash provided by operations, and the availability under our credit facility will be sufficient to fund our operations and capital expenditures for at least the next 12 months.

The maximum availability of credit under the credit facility is limited at any time to the lesser of $250 million or the borrowing base. The borrowing base is based on percentages of eligible accounts receivable and eligible inventory and is subject to certain reserves. As of September 30, 2019, our borrowing base was  $94.8 million and therefore our maximum availability under the credit facility was  $94.8 million. As of September 30, 2019, there were no borrowings outstanding under the credit facility, and letters of credit totaling $4.3 million were issued, resulting in $90.5 million of availability under the credit facility.

See Note 3 — “Indebtedness and Borrowing Facility” in the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information on our credit facility.

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended
	September 30,
(In millions)	2019	2018
Net income or loss adjusted for non-cash items	$80.1	$333.2
Changes in operating assets and liabilities	25.9	(28.5)
Cash paid to settle supply commitment charges	(16.1)	(2.1)
Net cash provided by operating activities	89.9	302.6
Net cash used in investing activities	(6.9)	(83.9)
Net cash used in financing activities	(56.6)	(268.7)
Net increase (decrease) in cash, cash equivalents, and restricted cash	26.4	(50.0)
Cash, cash equivalents, and restricted cash at beginning of period	177.8	217.2
Cash and cash equivalents at end of period	$204.2	$167.2

Cash flows from operating activities have historically been a significant source of liquidity we use to fund capital expenditures and repay our debt. Changes in cash flows from operating activities are primarily affected by the same factors that affect our net income, excluding non-cash items such as depreciation and amortization, stock-based compensation, and impairments of assets.

Cash flows from operating activities: Net cash provided by operating activities was $89.9 million and $302.6 million in the first nine months of 2019 and 2018, respectively. Cash flows from operating activities consists of net income or loss adjusted for non-cash items, changes in operating assets and liabilities and cash paid to settle supply commitment charges. Net income or loss adjusted for non-cash items resulted in a cash increase of $80.1 million and $333.2 million in the first nine months of 2019 and 2018, respectively. This change was primarily due to lower earnings in 2019. The net change in operating assets and liabilities resulted in a cash increase of $25.9 million and a cash decrease of $28.5 million in the first nine months of 2019 and 2018, respectively. The cash increase in 2019 was due to a release of working capital as our activity levels decreased; and the cash decrease in 2018 was primarily due to increased working capital to fund increased activity.

Cash flows from investing activities: Net cash used in investing activities was $6.9 million and $83.9 million in the first nine months of 2019 and 2018, respectively. This change was primarily due to decreased capital expenditures in 2019 compared to 2018 and the proceeds received from the sale of our equity interest in our China joint venture in the third quarter of 2019.

Cash flows from financing activities: Net cash used in financing activities was $56.6 million and $268.7 million in the first nine months of 2019 and 2018, respectively.  In the first nine months of 2019 we used $46.4 million of cash to repay long-term debt and $8.3 million to repurchase stock. In the first nine months of 2018 we used $569.3 million of cash to repay long-term debt which we partially funded with $303.0 million of net proceeds received from our IPO.

Cash Requirements

Contractual Commitments and Obligations

In May 2019, we restructured and amended our largest sand supply contract to reduce our cash commitments from $47.9 million per year to $21.0 million per year from 2019 through 2024. As a result of this amendment and the supply commitment charges incurred to date for this contract, we have recognized approximately 52% of the restructured future commitments in our consolidated financial statements as of September 30, 2019.

Other than the amended commitments of our supply agreement and the long-term debt repayments discussed above, there have been no significant changes to our contractual obligations outside the ordinary course of business since December 31, 2018. Please refer to our annual report on Form 10-K for the year ended December 31, 2018, for additional information regarding our contractual obligations.

Capital expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives. We estimate capital expenditures in 2019 will range from $50 million to $55 million. Our capital expenditures in 2019 will be used to support our current operations and any fleet reactivations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2019, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

We are subject to interest rate risk on a portion of our long-term debt. Our Term Loan bears interest at a variable rate based on LIBOR plus a margin of 4.75% per annum, with a 1.00% LIBOR floor. As of September 30, 2019, LIBOR was above the 1.00% floor. Therefore a 1.00% change in LIBOR would change the annual interest payments for this debt by approximately $0.9 million.

We are subject to commodity price risk related to our diesel fuel usage. A $0.25 per gallon change in the price of diesel fuel would have changed our costs of revenue, excluding depreciation, by approximately $0.7  million for the nine months ended September 30, 2019.

During 2019, substantially all of our operations were conducted within the United States; therefore we had no significant exposure to foreign currency exchange rate risk.

Item 4.  Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2019, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Effective January 1, 2019, we adopted the new lease accounting guidance under Accounting Standards Codification (“ASC”) Topic 842,  Leases, using the modified retrospective transition method. The adoption of this guidance required the implementation of new accounting policies and processes, including changes to our information systems, which changed the Company’s internal control over financial reporting for leases and related disclosures for our current period reporting. Other than the changes relating to ASC Topic 842, there has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases.

The following table presents information regarding our repurchases of common stock during the third quarter of 2019.

			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased	Value of Shares that
	of Shares	Paid	as Part of Publicly	May Yet be Purchased
	Purchased	per Share	Announced Program (1)	Under the Program (1)
July 1, 2019 through July 31, 2019	60,000	$5.68	60,000	$95,011,000
August 1, 2019 through August 31, 2019	821,763	$2.92	821,763	$92,612,000
September 1, 2019 through September 30, 2019	332,680	$2.79	332,680	$91,683,000
Total	1,214,443	$3.02	1,214,443	$91,683,000

(1)	On May 15, 2019, we announced that our Board authorized us to repurchase up to $100 million shares of our common stock. The authorization expires on May 14, 2020.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
10.1*†	Form of Severance Agreement
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

_____________________________

*Previously filed
**Filed herewith
***Furnished herewith
†Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTS INTERNATIONAL, INC.

Dated: November 5, 2019	By:	/s/ Michael J. Doss
Michael J. Doss
Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 5, 2019	By:	/s/ Lance D. Turner
Lance D. Turner
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)