Form 10-K
period 2019-12-31
FTS International, Inc.
filed 2020-02-27
CIK 1529463

Erm

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large Accelerated Filer	☐			Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 28, 2019, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately  $182.4 million, based on the closing price of the registrant’s common stock on that date. As of February 21, 2020, the registrant had 107,110,919 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2020 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

FTS INTERNATIONAL, INC.

Form 10‑K

Year Ended December 31, 2019

i

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains “forward-looking statements” that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this annual report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. Forward-looking statements may be identified by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures and growth rates, our plans and objectives for future operations, growth or initiatives or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, investors should not unduly rely on such statements. The risks that could cause these forward-looking statements to be inaccurate include but are not limited to:

•	a further decline or future decline in domestic spending by the onshore oil and natural gas industry;
•	continued volatility or future volatility in oil and natural gas prices;
•	customers’ inability to maintain or increase their reserves going forward;
•	deterioration in general economic conditions or a continued weakening or future weakening of the broader energy industry;
•	the competitive nature of the industry in which we conduct our business;
•	the effect of a loss of, or financial distress of, one or more significant customers;
•	nonpayment by customers we extend credit to;
•	demand for services in our industry;
•	actions of OPEC, its members and other state-controlled oil companies relating to oil price and production controls;
•	a decline in demand for proppant;
•	our inability to employ a sufficient number of key employees, technical personnel and other skilled or qualified workers;
•	the occurrence of a significant event or adverse claim in excess of the insurance coverage we maintain;
•	fines or penalties (administrative, civil or criminal), revocations of permits, or issuance of corrective action orders for noncompliance with health, safety and environmental laws and regulations;
•	changes in laws and regulations which impose additional requirements or restrictions on business operations;
•

federal, state and local regulation of hydraulic fracturing and other oilfield service activities, as well as exploration and production (“E&P”) activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;

•	existing or future laws and regulations related to greenhouse gases and climate change;
•	our ability to obtain permits, approvals and authorizations from governmental and third parties, and the effects of or changes to U.S. and foreign government regulation;
•	restrictions on drilling activities intended to protect certain species of wildlife;
•	conservation measures and technological advances which reduce demand for oil and natural gas;
•	the level of global and domestic oil and natural gas inventories;
•	the price and availability of alternative fuels and energy sources;

ii

•	the discovery rates of new oil and natural gas reserves;limitations on construction of new natural gas pipelines or increases in federal or state regulation of natural gas pipelines;
•	the availability of water resources, suitable proppant and chemicals in sufficient quantities for use in hydraulic fracturing fluids;
•	the cost of exploring for, developing, producing and delivering oil and natural gas;
•	third party claims for possible infringement of intellectual property rights;
•	introduction of new drilling or completion techniques, or services using new technologies subject to patent or other intellectual property protections;
•	lead times associated with acquiring equipment and products and availability of qualified personnel;
•	loss or corruption of our information or a cyberattack on our computer systems;
•	one or more of our directors may not reside in the United States limiting the ability of investors from obtaining or enforcing judgments against them;
•	adverse weather conditions causing stoppage or delay in operations;
•	a terrorist attack, armed conflict or health threat disrupting operations;
•	additional economic, political and regulatory risks related to international operations;
•	geopolitical developments and political instability in oil and natural gas producing countries;
•	our ability to utilize our net operating losses;
•	our inability to service our debt obligations;
•	adverse effects on our financial strategy and liquidity;
•	increases in interest rates; and
•	uncertainty in capital and commodities markets and the ability of oil and natural gas producers to raise equity capital and debt financing.

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

iii

PART I

ITEM 1. BUSINESS

General

FTS International, Inc. (the “Company”,  “we”,  “our”)  was originally formed in 2000. We are one of the largest providers of hydraulic fracturing services in North America. We have 1.4 million total hydraulic horsepower across 28 fleets, with 16 fleets active as of December 31, 2019. Our significant customers have included Anadarko Petroleum Corporation, Ascent Resources Utica Holdings, LLC, Centennial Resource Development, Inc., COG Operating LLC, Devon Energy Corporation, Diamondback Energy, Inc., EOG Resources, Inc., EQT Corporation, and other leading oil and natural gas exploration and production (“E&P”) companies in North America.

We operate in five of the most active basins in the United States: the Permian Basin, the SCOOP/STACK Formation, the Marcellus/Utica Shale, the Eagle Ford Shale and the Haynesville Shale.

We manufacture many of the components used by our fleets, including fabrication of pumps and consumables used in pumps, such as fluid-ends, valves, and seats. We perform substantially all the maintenance, repair and refurbishment of our fleets, including the rebuilding of engines and transmissions. We believe the cost to manufacture components and refurbish fleets is significantly less than the cost of utilizing third-party suppliers. In addition, we believe our in-house manufacturing capabilities allow us to reactivate equipment quicker and at a lower cost than utilizing third-party suppliers.

We have a uniform fleet of high-horsepower hydraulic fracturing equipment, designed for completions work in areas requiring high levels of pressure, flow rate and sand intensity. We designed and assembled all of our existing fleets using internal resources. The standardized, “plug and play” nature of our fleet provides us with several advantages, including: reduced repair and maintenance costs; reduced inventory costs; the ability to redeploy equipment among operating basins; and reduced complexity in our operations, which improves our safety and operational performance.

Our Services

Hydraulic Fracturing

Our primary business is providing hydraulic fracturing services, also known as pressure pumping, to E&P companies. These services enhance hydrocarbon flow in oil and natural gas wells, thus increasing the amount of hydrocarbons recovered.

Oil and natural gas wells are typically divided into one or more “stages,” which are isolated zones that focus the high-pressure fluid and proppant from the hydraulic fracturing fleet into distinct portions of the well and surrounding reservoir. The number of stages that will divide a well is determined by the customer’s proposed job design. Our customers typically measure our operational performance in terms of the number of stages fractured and how well we minimize non-productive time on our jobs. As a result, we believe the average number of stages completed per active fleet in a given period of time is an important operating metric. During the last three years, we have been able to increase our average stages per active fleet to achieve record levels in 2017, 2018, and again in 2019. Our ability, with the help and focus of our customers, has allowed us to reduce the non-productive time of our equipment, which has allowed us to complete more stages per fleet.

Hydraulic fracturing represents the largest cost of completing an oil or natural gas well. The process consists of pumping a fracturing fluid into a well casing or tubing at sufficient pressure to fracture, or prop open, the formation. The fracturing fluid consists of water and sand, also known as proppant, mixed with a small amount of chemicals. Once the pressure opens the fractures, the proppants act as a wedge that keep the fractures open, allowing the trapped hydrocarbons to flow more freely. Our customers are responsible for the disposal of the fracturing fluid that flows back out of the well, and we are not involved in that process or in the disposal of the fluid. As a result of a successful fracturing process, hydrocarbon recovery rates are substantially enhanced, increasing the return on investment for our customer. The amount of hydrocarbons produced from a typical oil or natural gas well generally declines quickly. As a result, E&P companies must continually complete new wells to maintain production levels.

Each of our fleets typically consists of approximately 20 hydraulic fracturing units along with ancillary equipment. Our hydraulic fracturing units consist primarily of a high-pressure pump, a diesel or combined diesel and natural gas engine, a transmission and various other supporting equipment mounted on a trailer. The high pressure pump consists of two key assemblies: the fluid-end and the power-end. Although the power-end of our pumps generally lasts several years, the fluid-end, which is the part of the pump through which the fracturing fluid is expelled under high pressure, is a shorter-lasting consumable, typically lasting less than one year. We refer to the group of hydraulic fracturing units, auxiliary equipment and vehicles necessary to perform a typical fracturing job as a “fleet” and the personnel assigned to each fleet as a “crew.” Our fleets operate primarily on a 24-hour-per-day basis, in which we typically staff three crews per fleet, including one crew with the day off.

Each hydraulic fracturing fleet includes a mobile, on-site control center that monitors job data including pressures, rates and volumes. Each control center is equipped with high bandwidth satellite hardware that provides continuous upload and download of data. The data is delivered on a real-time basis to on-site job personnel, the customer and our National Operations Center.

We prefer to enter into service agreements with our customers for one or more “dedicated” fleets, rather than providing our fleets for “spot work.” Under a typical dedicated fleet agreement, we deploy one or more of our hydraulic fracturing fleets exclusively to the customer to follow the customer’s completion schedule until the agreement expires or is terminated in accordance with its terms. By contrast, under a typical spot work agreement, the fleet moves between customers as work becomes available. We believe that our strategy of pursuing dedicated fleet agreements leads to higher fleet utilization, as measured by the number of days each fleet is working per month, which we believe reduces our month-to-month revenue volatility and improves our revenue and profitability. See Note 2 —  “Summary of Significant Accounting Policies” in Notes to our Consolidated Financial Statements for discussion of our revenue recognition and pricing under our service agreements.

Wireline Services

In May 2019, we discontinued our wireline operations due to financial underperformance resulting from market conditions. Our wireline services primarily consisted of setting plugs between hydraulic fracturing stages, creating perforations within hydraulic fracturing stages and logging the characteristics of resource formations.

Other

We previously owned a 45% interest in SinoFTS, which is a Chinese joint venture that we formed in June 2014 with Sinopec Oilfield Service Corporation (“Sinopec”) to provide hydraulic fracturing services in China. In August 2019, FTSI closed on the sale of our ownership interest in SinoFTS to Sinopec. In exchange, we received consideration of $26.9 million for the sale of our equity interest and received a royalty fee of $5.8 million for a license for our intellectual property and for future limited technical support of the joint venture’s operations.

Our Strategy

Our primary business objective is to deliver best in class pressure pumping services to our customers while providing a safe working environment for our employees and maintaining a competitive cost structure. We intend to achieve this objective through the following strategies:

Deepen and expand relationships with customers that value our completions efficiency

We prefer to dedicate one or more of our fleets exclusively to the customer for a period of time, allowing for those fleets to be integrated into the customer’s drilling and completion schedule. As a result, we are able to achieve higher levels of utilization, as measured by the number of days each fleet is working per month, which increases our profitability. Accordingly, we seek to partner with customers that have a large number of wells needing completion and that value efficiency in the performance of our service. Specifically, we target customers whose completions activity typically involves minimal time between stages, a high number of stages per well, multiple wells per pad and a short distance from one well pad site to the next. This strategy aligns with the strategy of many of our customers, who are trying to achieve a manufacturing-style model of drilling and completing wells at a competitive cost. We plan to leverage this strategy to expand our relationships with our existing and prospective customers.

Capitalize on our uniform fleet and in-house manufacturing to provide superior performance with reduced operating costs

Our uniform fleet allows us to cost-effectively redeploy fleets to capture the best pricing and activity trends. The uniform fleet is easier to operate and maintain, resulting in reduced non-productive time as well as lower training costs and inventory stocking requirements.

Our in-house manufacturing allows us to maintain and refurbish our fleets, with lower operating expenses and capital expenditures compared to utilizing third-party suppliers. We also believe this capability allows us to reactivate equipment quicker and at a lower cost than competitors, which we believe at times is a competitive advantage.

Maintain high safety standards

Safety is at the core of our operations and defines who we are and how we operate as a company. Our safety record for 2019 was the best in our history and we believe significantly better than our peer group, based on data provided by the U.S. Bureau of Labor Statistics from 2011 through 2018. For the past three years, we believe our total recordable incident rate was less than one third of the industry average.  We believe continually searching for ways to make our operations safer is the right thing to do for our employees, our customers, our suppliers, and our Company.

Rapidly adopt new technologies in a capital efficient manner

Our large scale and culture of innovation allow us to take advantage of leading technological solutions. We have been a fast adopter of new technologies focused on: increasing fracturing effectiveness for our customers, reducing non-productive time on our equipment, reducing the operating costs of our equipment, and enhancing the health, safety and environmental (“HSE”) conditions at our well sites.

Recent examples of initiatives aimed at reducing our operating costs include: vibration sensors with predictive maintenance analytics on our equipment; automated greasing systems; remote start capabilities; the ability to automate certain portions of our operations; and adoption of hardened alloys for our consumables. Recent examples of initiatives aimed at improving our HSE conditions include: dual fuel engines that can run on both natural gas and diesel fuel; electronic pressure relief systems; spill prevention and containment solutions; electronic logging devices; containerized proppant delivery solutions; and advanced fire suppression systems.

Maintain a focus on cost effectiveness and capital efficiency

All levels of our organization focus on providing the safest work environment for our employees and on generating the highest level of cash generation as possible, within the limitations of industry conditions.

We focus on operating our equipment at the highest level of efficiency to maximize billing activity for each of our fleets, which is often measured in terms of stages completed per active fleet. In turn, we strive to charge a competitive rate to our customers and to be compensated for the high level of efficiency that we provide. This ultimately leads to lower costs for our customers.

In addition, we embrace innovation to continually find ways to lower the costs of doing business. This is enabled by our culture and our in-house manufacturing capabilities, which allow us to continuously identify and execute improvements in the design and operation of our equipment.

Reduce debt and achieve a more conservative capital structure

To improve our financial flexibility, we have been focused on reducing our debt and maintaining more than sufficient liquidity. We believe that we are able to not only make the investments necessary to remain a market leader in hydraulic fracturing, but also to continue to strengthen our balance sheet.

Customers

The customers we serve are primarily large, independent E&P companies in North America. The following table shows the customers that represented more than 10% of our total revenue during the years ended December 31, 2019, 2018 and 2017. The loss of any of our largest existing customers could have a material adverse effect on our results of operations. While we view revenue as an important metric in assessing customer concentration, we also compare and manage our customer portfolio based on the number of fleets we place with each customer.

	Year Ended December 31,
	2019		2018		2017
Diamondback E&P LLC	16%		*	%	*	%
Ascent Resources	10%		*	%	*	%
EQT Production Company	*	%	12%		*	%
Devon Energy Corporation	*	%	12%		*	%

*Less than 10%.

Suppliers

We purchase parts used in the refurbishment, repair and manufacturing of major fleet components such as fluid-ends, power-ends, engines, transmissions, radiators and trailers. We do not expect significant interruptions in the supply of any of these materials. While we believe that we will be able to make alternative arrangements in the event of any interruption in the supply of these items, there can be no assurance that there will be no associated price or supply issues.

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

Competition

The market in which we operate is highly competitive and highly fragmented. Our competition includes multi-national oilfield service companies as well as national and regional competitors. Our major multi-national competitors are Halliburton Company and Schlumberger Limited, each of which has significantly greater financial resources than we do. Our major domestic competitors are NextTier Oilfield Solutions, Inc., ProPetro Holding Corp, Liberty Oilfield Services, Inc., RPC, Inc., Patterson-UTI Energy, Inc., and BJ Services, Inc. Certain of these competitors provide a number of oilfield services and products in addition to hydraulic fracturing. We also face competition from smaller regional service providers in some of the geographies in which we operate.

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

Employees

At December 31, 2019, we had approximately 1,250 total employees, all of whom were full-time. Our employees are not covered by collective bargaining agreements, nor are they members of labor unions. We consider our relationship with our employees to be good.

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

Safety and Health Regulation

We are subject to the requirements of the federal Occupational Safety and Health Act, which is administered and enforced by OSHA, and comparable state laws that regulate the health and safety of workers. In addition, the OSHA hazard communication standard requires that information about the identities and hazards of the chemicals used or produced in operations be maintained and provided to employees, state and local government authorities and the public. We believe that our operations are in substantial compliance with the OSHA requirements, including general industry standards, record keeping requirements, labeling requirements, training requirements and monitoring of occupational exposure to regulated substances. OSHA continues to evaluate worker safety and to propose new regulations, such as but not limited to, Respirable Crystalline Silica Standard, which requires hydraulic fracturing operations in the oil and gas industry to implement engineering controls to limit exposure to respirable silica sand by June 23, 2021. Although it is not possible to estimate the financial and compliance impact of this rule or any other proposed rule, the imposition of more stringent requirements could have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property Rights

Our research and development efforts are focused on providing specific solutions to the challenges our customers face when fracturing and stimulating wells. In addition to the design and manufacture of innovative equipment, we have also developed proprietary blends of chemicals that we use in connection with our hydraulic fracturing services. We have three U.S. patents and two patents in Canada relating to fracturing methods, the technology used in fluid-ends, hydraulic pumps and other equipment. We believe the information regarding our customer and supplier relationships are also valuable proprietary assets. We have registered trademarks and pending trademark applications for various names under which our entities do or intend to conduct business and offer products. Except for the foregoing, we do not own or license any patents, trademarks or other intellectual property that we believe to be material to the success of our business.

Environmental Regulation

Our operations are subject to stringent laws and regulations relating to protection of the environment, natural resources, clean air, drinking water, wetlands and endangered species, as well as chemical use and storage, waste management, and transportation of hazardous and non-hazardous materials. Numerous federal, state and local governmental agencies, such as the U.S. Environmental Protection Agency (the “EPA”), issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. In addition, some laws and regulations relating to protection of the environment may impose strict liability, joint and several liability or both for environmental contamination. Strict liability means we could be liable for environmental damages and cleanup costs without regard to negligence or fault. Strict adherence with these regulatory requirements increases our cost of doing business and consequently affects our profitability. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect on our business, financial condition and results of operations.

Hydraulic Fracturing Activities.  Certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. For example, in December 2016, the EPA released its final report, entitled “Hydraulic Fracturing for Oil and Gas: Impacts from the Hydraulic Fracturing Water Cycle on Drinking Water Resources in the United States,” on the potential impacts of hydraulic fracturing on drinking water resources. The report states that the EPA found scientific evidence that hydraulic fracturing activities can impact drinking water resources under some circumstances, noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. The report does not make any policy recommendations. Ongoing or proposed studies like these could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act (“SDWA”) or other regulatory mechanisms. For example, on November 29, 2018, EPA and the State Review of Oil and Natural Gas Environmental Regulation (“STRONGER”) entered into a Memorandum of Understanding pursuant to which EPA and STRONGER will collaborate on oil and natural gas exploration and development regulatory programs.

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example, in May 2013, the Railroad Commission of Texas issued a “well integrity rule,” which updates the requirements for drilling, putting pipe down and cementing wells. The rule also includes new testing and reporting requirements, such as (i) the requirement to submit cementing reports after well completion or after cessation of drilling, whichever is later, and (ii) the imposition of additional testing on wells less than 1,000 feet below usable groundwater. The well integrity rule took effect in January 2014. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Some states, counties and municipalities are closely examining water-use issues, such as permit and disposal options for processed water. If new or more stringent state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of development activities and perhaps even be precluded from drilling wells. See “Risk Factors—Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays” in Item 1A of this annual report.

Remediation of Hazardous Substances.  The Comprehensive Environmental Response, Compensation and Liability Act, as amended, referred to as “CERCLA” or the “Superfund law,” and comparable state laws generally impose liability, without regard to fault or legality of the conduct at the time it occurred, on certain classes of persons that are considered to be responsible for the release of hazardous substances into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time a release of hazardous substances occurred and those persons that disposed or arranged for the disposal of the hazardous substances to an offsite facility. Under CERCLA and comparable state statutes, persons deemed “potentially responsible parties” are subject to strict, joint and several liability for the costs of investigating, monitoring, removing and remediating previously released hazardous substances (including hazardous substances disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.

Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act and analogous state laws and regulations issued thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other natural gas and oil wastes, into navigable waters of the United States, as well as state waters. On December 13, 2016, the EPA released a final report which identified discharge of inadequately treated hydraulic fracturing wastewater to surface water resources as having potential to impact drinking water resources. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. Under the Clean Water Act, the EPA has adopted regulations concerning discharges of storm water, which require covered facilities to obtain permits,  maintain storm water plans and implement practices to minimize risks related to storm water.

These laws and regulations also prohibit certain other activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers, which we refer to as the “Corps.” In September 2015, a new rule became effective which was issued by the EPA and the Corps defining the scope of the jurisdiction of the EPA and the Corps over wetlands and other waters of the United States. After being challenged in court on the grounds that it unlawfully expanded the reach of Clean Water Act’s programs, on December 11, 2018, EPA proposed a rule that would revise the definition of “Waters of the United States” and clarify the scope of federal authority under the Clean Water Act. On September 12, 2019, EPA and the Corps announced the repeal of the 2015 rule and the recodification of the regulatory text that existed prior to the 2015 rule until the proposed rule was finalized (the “Step One Rule”). On January 23, 2020, the EPA and Corps did, in fact, finalize the Navigable Waters Protection Rule to define “Waters of the United States”, a rule that streamlines the definition of “Wates of the United States” that are federally regulated under the Clean Water Act to four categories. This rule will become effective and replace the Step One Rule sixty days after publication in the Federal Register. The rapidly changing landscape of federal regulation creates uncertainty in our and our customers’ business. Under the Clean Water Act, we are also subject to Spill Prevention, Control and Countermeasure plan requirements that require appropriate containment berms and similar structures to help prevent the contamination of navigable waters. Noncompliance with these requirements may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations.

Waste Handling.  Wastes from certain of our operations (such as equipment maintenance and past chemical development, blending, and distribution operations) are subject to the federal Resource Conservation and Recovery Act of 1976 (“RCRA”), and comparable state statutes and regulations promulgated thereunder, which impose requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Although certain oil production wastes are exempt from regulation as hazardous wastes under RCRA, such wastes may constitute “solid wastes” that are subject to the less stringent requirements of non-hazardous waste provisions. In the EPA’s 2016“Hydraulic Fracturing for Oil and Gas: Impacts from the Hydraulic Fracturing Water Cycle on Drinking Water Resources in the United States” report, the EPA identified disposal or storage of hydraulic fracturing wastewater in unlined pits as resulting in contamination of groundwater resources.

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

From time to time, releases of materials or wastes have occurred at locations we own, owned previously or at which we have operations. These properties and the materials or wastes released thereon may be subject to CERCLA, RCRA, the Clean Water Act, and analogous state laws. Under such laws and related regulations, we have been and may be required to investigate, remove or remediate these materials or wastes and make expenditures associated with personal injury or property damage. At this time, with respect to any properties where materials or wastes may have been released, but of which we have not been made aware, it is not possible to estimate the potential costs that may arise from unknown, latent liability risks.

Air Emissions.  The federal Clean Air Act, as amended, and comparable state laws and regulations, regulate emissions of various air pollutants, including through the issuance of permits. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants from specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Clean Air Act and associated state laws and regulations. We are required to obtain air permits in connection with some activities under applicable laws. These permits impose certain conditions and restrictions on our operations, some of which require significant expenditures for compliance. Changes in these requirements, or in the permits we operate under, could increase our costs or limit operations.

Additionally, the EPA’s Tier IV regulations apply to certain off-road diesel engines used by us to power equipment in the field. Under these regulations, we are required to retrofit or retire certain engines and we are limited in the number of non-compliant off-road diesel engines we can purchase. Tier IV engines are costlier, and until Tier IV-

compliant engines that meet our needs are more widely available, these regulations could limit our ability to acquire a sufficient number of diesel engines to expand our fleet and to replace existing engines as they are taken out of service.

Other Environmental Considerations.  E&P activities on federal lands may be subject to the National Environmental Policy Act, also known as NEPA. NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. E&P activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects.

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands, and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Bald and Golden Eagle Protection Act, the Clean Water Act and CERCLA. Where takings of or harm to species or damages to habitat, jurisdictional waters or natural resources occur or may occur, government entities or private parties may act to prevent oil and natural gas exploration activities. Permanent restrictions imposed to protect endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. Government entities may require permits and may also seek damages for harm to species, habitat, or natural resources or resulting from filling of jurisdictional streams or wetlands or releases of oil, wastes, hazardous substances or other regulated materials.

The Bureau of Land Management (“BLM”) has established regulations to govern hydraulic fracturing on federal and Indian lands. In 2016, BLM published the Methane and Waste Reduction Rule to reduce the loss of natural gas through venting, flaring and leaks and reduce air pollution, including greenhouse gases, for oil and natural gas produced on federal and Indian lands. Following a series of legal challenges to the attempts to delay implementation of portions of the 2016 rule throughout 2017 and 2018, on September 28, 2018, BLM published a final rule revising the  Methane and Waste Reduction Rule, which became effective on November 27, 2018. These revisions rescinded a number of the 2016 waste prevention requirements. California and New Mexico, along with a coalition of environmental groups, filed suits challenging the 2018 final rule, and such litigation is ongoing. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

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

Climate Change. In December 2009, the EPA issued an Endangerment Finding that determined that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because, according to the EPA, emissions of such gases contribute to warming of the earth’s atmosphere and other climatic changes. The EPA later adopted two sets of related rules, one of which regulates emissions of greenhouse gases from motor vehicles and the other of which regulates emissions from certain large stationary sources of emissions. The motor vehicle rule, which became effective in July 2010, limits emissions from motor vehicles. The EPA adopted the stationary source rule, which we refer to as the tailoring rule, in May 2010, and it became effective January 2011. The tailoring rule established new emissions thresholds that determine when stationary sources must obtain permits under the Prevention of Significant Deterioration (“PSD”), and Title V programs of the Clean Air Act. On June 23, 2014, in Utility Air Regulatory Group v. EPA, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their greenhouse gas emissions and invalidated the tailoring rule. However, the Court ruled that the EPA may require installation of best available control technology for greenhouse gas emissions at sources otherwise subject to the PSD and Title V programs. On December 19, 2014, the EPA issued two memoranda providing guidance on greenhouse gas permitting requirements in response to the Supreme Court’s decision. In its preliminary guidance, the EPA stated that it would undertake a rulemaking action to rescind any PSD permits issued under the portions of the tailoring rule that were vacated by the Court. In the interim, the EPA issued a narrowly crafted “no action assurance” indicating it will exercise its enforcement discretion not to pursue enforcement of the terms and conditions relating to greenhouse gases in an EPA-issued PSD permit, and for related terms and conditions in a Title V permit. On April 30, 2015, the EPA issued a final rule allowing permitting authorities to rescind PSD permits issued under the invalid regulations. In October 2015, the EPA amended the greenhouse gas reporting rule to add the reporting of emissions from oil wells using hydraulic fracturing. Because of this continued regulatory focus, future greenhouse gas emission regulations of the oil and natural gas industry remain a possibility, which could increase the cost of our operations.

In addition, the U.S. Congress occasionally attempts to adopt legislation to reduce emissions of greenhouse gases, and many states have taken legal measures to reduce emissions primarily through the planned development of greenhouse gas emission inventories, carbon pricing policies or regional cap and trade programs. Although the U.S. Congress has not yet adopted such legislation, it may do so in the future. Several states continue to pursue related regulations as well. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Paris Agreement, which came into force on November 4, 2016, establishes a framework for the parties to cooperate and report actions to reduce greenhouse gas emissions. Although the Trump Administration has withdrawn the United States from the Paris Agreement, many state and local officials have publicly stated they intend to abide by the terms of the Paris Agreement. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect the oil and natural gas industry which could have a material adverse effect on future demand for our services. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our customers’ business and consequently our own.

In addition, claims have been made against certain energy companies alleging that greenhouse gas emissions from oil and natural gas operations constitute a public nuisance under federal or state common law. Private parties, as well as local governments, have also filed lawsuits against certain energy companies seeking compensation for climate change related damages, including personal injury or property damages. Future climate change litigation could increase our operating costs or negatively impact demand for our services.

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

Pollution Risk Management.  We seek to minimize the possibility of a pollution event through equipment and job design, as well as through employee training. We also maintain a pollution risk management program if a pollution event occurs. This program includes an internal emergency response plan that provides specific procedures for our employees to follow in the event of a chemical or hazardous substance release or spill. In addition, we have contracted with several third-party emergency responders in our various operating areas that are available on a 24-hour basis to handle the remediation and clean-up of any chemical or hazardous substance release or spill. We carry insurance designed to respond to foreseeable environmental exposures. This insurance portfolio has been structured in an effort to address incidents that result in bodily injury or property damage and any ensuing investigation and clean up needed at our owned and leased facilities as a result of the mobilization and utilization of our fleet, as well as any claims resulting from our operations.

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

Company Information

Our principal executive office is located at 777 Main Street, Suite 2900, Fort Worth, Texas, 76102 and our telephone number is 817-862-2000. Our website address is www.ftsi.com. The information on our website is not incorporated by reference into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, copies of our annual report will be made available, free of charge, on written request.

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

The demand for our services depends on the level of spending by oil and natural gas companies for drilling, completion and production activities, which are affected by short-term and long-term trends in oil and natural gas prices, including current and anticipated oil and natural gas prices. Oil and natural gas prices, as well as the level of drilling, completion and production activities, historically have been extremely volatile and are expected to continue to be highly volatile. When oil prices have declined significantly in past periods, including during the second half of 2018 and 2019, we have correspondingly experienced a decline in pressure pumping activity levels across our customer base during these periods. The volatile oil and natural gas prices adversely affected, and could continue to adversely affect, our financial condition, results of operations and cash flows.

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

Our business has been and may continue to be adversely affected by a deterioration in general economic conditions or a weakening of the broader energy industry.

Our results of operations have been adversely affected by the slowdown in the E&P industry. A continued or prolonged slowdown in the E&P industry could continue to adversely affect our results of operations. Additionally, a prolonged economic slowdown or recession in the United States or adverse events relating to the energy industry or regional, national and global economic conditions and factors could negatively impact our operations and therefore adversely affect our results. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased exploration and development spending by our customers, decreased demand for oil and natural gas and decreased prices for oil and natural gas.

Competition in our industry has intensified during the current industry downturn and may intensify during future industry downturns, and we have not and may not be able to provide services that meet the specific needs of our customers at competitive prices.

The markets in which we operate are generally highly competitive and have relatively few barriers to entry. The principal competitive factors in our markets are price, service quality, safety, and in some cases, breadth of products. We compete with large national and multi-national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Several of our competitors provide a broader array of services and have a stronger presence in more geographic markets. In addition, we compete with several smaller companies capable of competing effectively on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. Some contracts are awarded on a bid basis, which further increases competition based on price. Pricing is often the primary factor in determining which qualified contractor is awarded a job. The competitive environment may be further intensified by mergers and acquisitions among oil and natural gas companies or other events that have the effect of reducing the number of available customers. As a result of increased competition during the second half of 2018 and 2019, we had to lower the prices for our services, which adversely affected our results of operations. If competition remains the same or increases as a result of a continued industry downturn or future industry downturns, we may be required to lower our prices, which would adversely affect our results of operations. In the future, we may lose market share or be unable to maintain or increase prices for our present services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Pressure on pricing for our services resulting from the increased competition in the second half of 2018 and 2019 impacted our ability to maintain utilization and pricing for our services or implement price increases, which may also be impacted in future downturns. During any future periods of declining pricing for our services, we may not be able to reduce our costs accordingly, which could further adversely affect our results of operations. Also, we may not be able to successfully increase prices without adversely affecting our utilization levels. The inability to maintain our utilization and pricing levels, or to increase our prices as costs increase, could have a material adverse effect on our business, financial condition and results of operations.

In addition, some E&P companies have begun performing hydraulic fracturing on their wells using their own equipment and personnel. Any increase in the development and utilization of in-house fracturing capabilities by our customers could decrease the demand for our services and have a material adverse impact on our business.

Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and a failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our business, financial condition, results of operations or cash flows.

Our business is cyclical and depends on the willingness of our customers to make operating and capital expenditures to explore for, develop and produce shale oil and natural gas in the United States. In developing our business plan, we consider allocating capital and other resources to various aspects of our business including maintenance, upgrades and refurbishment of our equipment, corporate items and other alternatives. We also consider our likely sources of capital, including cash generated from operations and borrowings under our Credit Agreement entered into February 22, 2018 (the “Credit Facility”). Notwithstanding the determinations made in the development of our business plan, new business opportunities periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and future growth may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our business plan and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

A negative shift in investor sentiment of the oil and gas industry could have adverse effects on our operations and on our ability to raise debt and equity capital.

Certain segments of the investor community have developed negative sentiment towards investing in our industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and gas and related services representation in certain key equity market indices. In addition, some investors, including investment advisors and certain sovereign wealth funds, pension funds, university endowments and family foundations, have stated policies to disinvest in the oil and gas sector based on their social and environmental considerations. Certain other stakeholders have also pressured commercial and investment banks to stop financing oil and gas production and related infrastructure projects, which adversely affects our customers. Such developments, including environmental activism and initiatives aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oilfield service companies, including ours. This may also potentially result in a reduction of available capital funding for potential development projects, impacting our future financial results.

Additionally, negative public perception regarding our industry may lead to increased regulatory scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. Additionally, environmental groups, landowners, local groups and other advocates may oppose our customers’ operations through organized protests, attempts to block or sabotage our customers’ operations, intervene in regulatory or administrative proceedings involving our customers’ assets, or file lawsuits or other actions designed to prevent, disrupt or delay the development or operation of our customers’ assets. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation for our customers, which could reduce our customers’ production levels over time and, as a result, may reduce demand for our services. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits that our customers require to conduct their operations to be withheld, delayed or burdened by requirements that restrict our customers’ ability to profitably conduct their businesses, which would also reduce demand for our services. Recently, activists concerned about the potential effects of climate change have directed their attention towards sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in energy-related activities. Ultimately, this could make it more difficult to secure funding for our operations.

We are dependent on a few customers operating in a single industry. The loss of one or more significant customers could adversely affect our financial condition and results of operations.

Our customers are engaged in the E&P business in the United States. Historically, we have been dependent upon a few customers for a significant portion of our revenues. Our four largest customers generated approximately
45%, 40% and 32% of our total revenue in 2019, 2018 and 2017, respectively. For a discussion of our customers that make up 10% or more of our revenues, see “Business—Customers” in Item 1 of this annual report.

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

We extend credit to all our customers. During industry downturns in past periods, many of our customers experienced financial and operational challenges, and some of our customers filed for bankruptcy protection or delayed payment for our services. Given the cyclical nature of the E&P industry, our customers may continue to experience similar challenges in the future. As a result, we may have difficulty collecting outstanding accounts receivable from, or experience longer collection cycles with, some of our customers, which could have an adverse effect on our financial condition and cash flows.

Decreased demand for proppant has adversely affected, and could continue to adversely affect, our commitments under supply agreements.

We have purchase commitments with certain vendors to supply the proppant used in our operations. Some of these agreements have minimum purchase obligations. During industry downturns in past periods, our minimum contractual commitments have exceeded and in the future may continue to exceed the amount of proppant needed in our operations. As a result, we made or may be required to continue to make minimum payments for proppant that we were unable to use. Furthermore, some of our customers have bought and in the future may buy sand mines or proppant directly from vendors, reducing our need for proppant. If market conditions do not improve, or our customers buy their own sand mines or proppant directly from vendors, we may be required to make minimum payments in future periods, which may adversely affect our results of operations, liquidity and cash flows.

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

Our operations are subject to stringent laws and regulations relating to protection of the environment, natural resources, clean air, drinking water, wetlands, endangered species and worker health and safety, as well as chemical use and storage, waste management, and transportation of hazardous and non-hazardous materials. These laws and regulations subject us to risks of environmental liability, including leakage from an operator’s casing during our operations or accidental spills or releases onto or into surface or subsurface soils, surface water, groundwater or ambient air.

Some environmental laws and regulations may impose strict liability, joint and several liability or both. Strict liability means that we could be exposed to liability as a result of our conduct that was lawful at the time it occurred, or the conduct of or conditions caused by third parties without regard to whether we caused or contributed to the conditions. Additionally, environmental concerns, including climate change, air and drinking water contamination and seismic activity could lead to the enactment of regulations that potentially could have a material adverse impact on our business. Sanctions for noncompliance with environmental laws and regulations could result in fines and penalties (administrative, civil or criminal), revocations of permits, expenditures for investigation or remediation, and issuance of corrective action orders, and actions arising under these laws and regulations or the common law could result in liability for property damage, exposure to waste and other hazardous materials, nuisance or personal injuries. Such claims or sanctions could cause us to incur substantial costs or losses and could have a material adverse effect on our business, financial condition, and results of operations.

Changes in laws and regulations could prohibit, restrict or limit our operations, increase our operating costs, adversely affect our results or result in the disclosure of proprietary information resulting in competitive harm.

Various legislative and regulatory initiatives have been undertaken or are being discussed that could result in additional requirements or restrictions being imposed on our operations, ban hydraulic fracturing or end new fossil fuel leases and/or hydraulic fracturing on public lands. If any of these initiatives are implemented our business, financial condition and results of operations would be materially adversely affected. Legislation and/or regulations are being considered at the federal, state and local levels that could impose chemical disclosure requirements (such as restrictions on the use of certain types of chemicals or prohibitions on hydraulic fracturing operations in certain areas) and prior approval requirements. If they become effective, these regulations would establish additional levels of regulation that could lead to operational delays and increased operating costs. Disclosure of our proprietary chemical information to third parties or to the public, even if inadvertent, could diminish the value of our trade secrets and could result in competitive harm to us, which could have an adverse impact on our financial condition and results of operations.

Additionally, some jurisdictions are or have considered zoning and other ordinances that could impose a de facto ban on drilling and/or hydraulic fracturing operations, and are closely examining permit and disposal options for processed water, which if imposed could have a material adverse impact on our operating costs. Moreover, any moratorium or increased regulation of our raw materials vendors, such as our proppant suppliers, could increase the cost of those materials and adversely affect the results of our operations.

We are subject to the requirements of the Occupational Safety and Health Administration’s (“OSHA”) Respirable Crystalline Silica Standard, which requires employers to limit worker exposures to respirable crystalline silica and to take other steps to protect workers, such as medical surveillance, providing employee training, and implementing a written exposure control plan. These requirements became applicable to hydraulic fracturing operations in the oil and gas industry on June 23, 2018. The rule also requires hydraulic fracturing operations in the oil and gas industry to implement engineering controls to limit exposures to the respirable silica by June 23, 2021. The Respirable Crystalline Silica Standard has and will continue to impose increased operating costs on our and our customers’ business. Employee exposure to silica presents a source of potential liability to our and our customers’ business, which if realized could increase our costs or otherwise adversely affect our business or operations.

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

Our business is dependent on our ability to conduct hydraulic fracturing and horizontal drilling activities. Hydraulic fracturing is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals, or proppants, under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, on May 9, 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. The EPA has not proceeded further with this rulemaking but could do so in the future. On June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. The EPA also conducted a study of private wastewater treatment facilities (also known as centralized waste treatment (“CWT”) facilities) accepting oil and natural gas extraction wastewater and in May 2018 published data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities and the environmental impacts of discharges from CWT facilities. Furthermore, legislation to amend the SDWA, to repeal the exemption for hydraulic fracturing (except when diesel fuels are used) from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. Additionally, BLM has established regulations imposing drilling and construction requirements for operations on federal or Indian lands including management requirements for surface operations and public disclosures of chemicals used in the hydraulic fracturing fluids. However, on December 29, 2017, BLM published a rescission of these regulations. Future imposition of these or other regulations could cause us or our customers to incur substantial compliance costs and any failure to comply could have a material adverse effect on our financial condition or results of operations.

On May 12, 2016, the EPA amended the New Source Performance Standards (“NSPS”) under the federal Clean Air Act to impose new standards for methane and volatile organic compounds, emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. On the same day, the EPA finalized a plan to implement its minor new source review program in Indian country for oil and natural gas production. The EPA proposed changes to the 2016 NSPS rule on September 11, 2018, which if finalized would streamline implementation of the rule. The EPA is expected to publish a final revised rule in 2020. On May 2, 2019, the EPA signed amendments to the 2016 federal implementation plan for the minor new source review program in Indian country that streamlined authorization for new and modified sources in the oil and natural gas sector. Finally, in addition to the September 2018 action, on August 28, 2019, the EPA proposed further amendments to the NSPS for the Oil and Gas Industry that, if implemented, would remove regulatory duplication and rescind certain methane requirements in the 2016 NSPS rule.

In November 2016, BLM promulgated regulations aimed at curbing air pollution, including greenhouse gases, for oil and natural gas produced on federal and Indian lands. Following a series of legal challenges to the attempts to delay implementation of portions of the November 2016 rule through 2017 and 2018, BLM finalized revisions to its November 2016 rule on September 28, 2018. These revisions rescinded a number of the 2016 waste prevention requirements. California and New Mexico, along with a coalition of environmental groups, filed suits challenging the 2018 final rule, and such litigation is ongoing. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

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

In most states, our customers are required to obtain permits or authorizations from one or more governmental agencies or other third parties to perform drilling and completion activities, including hydraulic fracturing. Such permits or approvals are typically required by state agencies, but can also be required by federal and local governmental agencies or other third parties. The requirements for such permits or authorizations vary depending on the location where such drilling and completion activities will be conducted. As with most permitting and authorization processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit or approval to be issued and the conditions which may be imposed in connection with the granting of the permit. In some jurisdictions, such as New York State and within the jurisdiction of the Delaware River Basin Commission, certain regulatory authorities have delayed or suspended the issuance of permits or authorizations while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. In Texas, rural water districts have imposed restrictions on water use and may require permits for water used in drilling and completion activities. Additionally, in Utah, we work on Indian lands that require permits for drilling and completion activities. Permitting, authorization or renewal delays, the inability to obtain new permits or the revocation of current permits could cause a loss of revenue and potentially have a materially adverse effect on our business, financial condition, prospects or results of operations.

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

We have experienced a reduction in demand and there may be a continued reduction in demand for our future services due to competition from alternative energy sources.

Oil and natural gas competes with other sources of energy for consumer demand. There are significant governmental incentives and consumer pressures to increase the use of alternative energy sources in the United States and abroad. A number of automotive, industrial and power generation manufacturers are developing more fuel efficient engines, hybrid engines and alternative clean power systems using fuel cells, clean burning fuels and batteries. In 2019, we experienced a reduction in demand of our services as a result of alternative energy sources, including natural gas and electric fleets. Greater use of these alternatives as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise over time will reduce the demand for our products and services and adversely affect our business, financial condition, results of operations and cash flows going forward.

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

The oilfield services industry is capital intensive. In conducting our business and operations, we have made, and expect to continue to make, substantial capital expenditures. Our total capital expenditures were $54.4 million, $100.5 million and $64.0 million, respectively, in 2019, 2018 and 2017. Since 2015, we have financed capital expenditures primarily with funding from cash on hand. We may be unable to generate sufficient cash from operations and other capital resources to maintain planned or future levels of capital expenditures which, among other things, may prevent us from properly maintaining our existing equipment or acquiring new equipment. Furthermore, any disruptions or continuing volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations. This circumstance could put us at a competitive disadvantage or interfere with our growth plans. Furthermore, our actual capital expenditures for future years could exceed our capital expenditure budgets. In the event our capital expenditure requirements at any time are greater than the amount we have available, we could be required to seek additional sources of capital, which may include debt financing, joint venture partnerships, sales of assets, offerings of debt or equity securities or other means. We may not be able to obtain any such alternative source of capital. We may be required to curtail or eliminate contemplated activities. If we can obtain alternative sources of capital, the terms of such alternative may not be favorable to us. In particular, the terms of any debt financing may include covenants that significantly restrict our operations. Our inability to grow as planned may reduce our chances of maintaining and improving profitability.

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

A terrorist attack, armed conflict or health threat could harm our business.

Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States, or global or national health concerns, including the outbreak of pandemic or contagious disease, such as the ongoing coronavirus outbreak emanating from China at the beginning of 2020, could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from payors or disruptions of fuel supplies and markets if wells, operations sites or other related facilities are direct targets or indirect casualties of an act of terror or war or if such facilities, their workforce or supply chains are affected by a global or national health concern. Such activities or events could reduce the overall demand for oil and natural gas, which, in turn, could also reduce the demand for our products and services. Terrorist activities, the threat of potential terrorist activities and global or national health concerns and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.

We and certain of our directors, executive officers and stockholders are currently subject to securities class action litigation in connection with our IPO, and other litigation and legal proceedings that are expensive and time consuming, and if resolved adversely, could harm our business, financial condition or results or operation.

A purported securities class action was filed against us and certain of our directors, executive officers and stockholders alleging violation of federal securities laws. While we believe this lawsuit is without merit and intend to vigorously defend against it, there can be no assurances that a favorable final outcome will be obtained. In connection with this litigation, we could incur substantial costs and such costs and any related settlements or judgments may not be covered by insurance, which could adversely affect our business, financial condition and results of operations. Additionally, several of our co-defendants have requested and we have agreed to indemnify them in connection with this lawsuit. These costs are not covered by insurance and could have an adverse effect on our business, financial condition and results of operations. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

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

As of December 31, 2019, we had federal and state net operating loss carryforwards (“NOLs”) in excess of $1,700 million, which if not utilized will begin to expire starting in 2032 for federal purposes and 2020 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. Additionally, we are allowed to deduct approximately $190 million of amortization expense on our federal and state tax returns per year for tax years 2020 through 2025. However, Section 382 of the Internal Revenue Code of 1986, as amended, may reduce the amount of the NOLs we may use or tax amortization we may deduct for U.S. federal income tax purposes in the event of certain changes in ownership of our Company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock (with owners holding less than 5% of the company’s stock being consolidated together into one or more “public groups”) increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three year period—for example, if we and/or our three largest stockholders were to sell shares of our common stock, so that following such sales, the “public group” owned more than 50% of our common stock, an “ownership change” would occur for purposes of Code Section 382. Similar rules may apply under state tax laws. Future issuances or sales of our stock, including by our large stockholders or certain other transactions involving our stock that are outside of our control, could cause an “ownership change.” If an “ownership change” has occurred in the past or occurs in the future, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes, potentially including a portion of our tax amortization deduction, that we can use to reduce our taxable income each year, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation of our tax amortization deduction or use of NOLs could, depending on the extent of such limitation and the amount of NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs or tax amortization deductions were not reduced as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.

Risks Relating to Our Indebtedness

We have substantial indebtedness. Any failure to meet our debt obligations would adversely affect our liquidity and financial condition.

As of December 31, 2019, we had $459.9 million of long-term indebtedness outstanding. Our indebtedness affects our operations in several ways, including the following:

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

We have exposure to future interest rates based on the variable rate debt under our term loan due April 16, 2021 (the “Term Loan”) and our asset based lending facility under the Credit Facility and to the extent we raise additional debt in the capital markets at variable rates, including any future revolving credit facility, to meet maturing debt obligations or to fund our capital expenditures and working capital needs. Daily working capital requirements are typically financed with operational cash flow and through the use of our existing borrowings. The interest rate on the Term Loan and Credit Facility is generally determined from the applicable LIBOR rate at the borrowing date plus a pre-set margin. We are therefore subject to market interest rate risk on that portion of our long-term debt that relates to the Term Loan and Credit Facility. We do not employ risk management techniques, such as interest rate swaps, to hedge against interest rate volatility, and accordingly significant and sustained increases in market interest rates could materially increase our financing costs and negatively impact our reported results.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts that are indexed to USD-LIBOR. As such, the potential effect of any such transition on our cost of capital cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations and cash flows.

Risks Relating to Our Common Stock

Our three largest stockholders control a significant percentage of our common stock, and their interests may conflict with those of our other stockholders.

Before our initial public offering (the “IPO”) in February 2018, we were controlled by an investor group comprised mainly of Maju Investments (Mauritius) Pte Ltd (“Maju”), an indirect wholly owned subsidiary of Temasek

Holdings (Private) Limited (“Temasek”), CHK Energy Holdings, Inc. (“Chesapeake”), a wholly owned subsidiary of Chesapeake Energy Corporation, and Senja Capital Ltd (“Senja”), an investment company affiliated with RRJ Capital Limited (“RRJ”). As of February 21, 2020, Maju, Chesapeake and Senja beneficially own approximately 38.9%, 20.5% and 11.1%, respectively, of our common stock. As a result, Maju, Chesapeake and Senja, together, exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. Furthermore, several individuals who serve as our directors are nominees of Maju, Chesapeake and Senja. This concentration of ownership and relationships with Maju, Chesapeake and Senja make it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. In addition, we have engaged, and expect to continue to engage, in related party transactions involving Chesapeake. Furthermore, we have entered into investors’ rights agreements with Maju, Chesapeake, Senja and Hampton Asset Holding Ltd. (“Hampton”), which contain agreements regarding, among other things, director nomination, information and observer rights. The interests of Maju, Chesapeake and Senja with respect to matters potentially or actually involving or affecting us, such as future acquisitions and financings, may conflict with the interests of our other stockholders. This continued concentrated ownership will make it more difficult for another company to acquire us and for our investors to receive any related takeover premium for their shares unless these stockholders approve the acquisition.

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

Our stock price has been and may continue to be volatile.

On January 31, 2020, we received written notice from the New York Stock Exchange (the “NYSE”) notifying us that, over a period of 30 consecutive trading days, the average closing price of our common stock was below the minimum $1.00 per share requirement for continued listing on the NYSE under Item 802.01C of the NYSE Listed Company Manual. In accordance with applicable NYSE procedures, we timely notified the NYSE that we intend to cure the $1.00 per share deficiency. We have six months following the receipt of the noncompliance notice to cure the deficiency and regain compliance with the NYSE continued listing requirement. There can be no assurance that any of our plans, including a reverse stock split, would be successful and that we will regain compliance with the continued listing requirements of the NYSE. If we continue to fail to comply with the continued listing requirements of the NYSE by the required date, the NYSE may determine to delist our common stock.

A delisting and/or trading suspension of our common stock from the NYSE would (1) reduce the liquidity, trading volume and market price of our common stock; (2) reduce the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (3) limit our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; (4) impair our ability to provide liquid equity incentives to our employees; and (5) have negative reputational impact for us with our customers, suppliers, employees and other persons with whom we transact from time to time.

Additionally, the market price of our common stock has varied significantly and could continue to vary significantly in the future as a result of a number of factors, some of which are beyond our control. In the event of a further or sustained drop in the market price of our common stock, our investors could lose a substantial part or all of their investment in our common stock. Consequently, our investors may not be able to sell shares of our common stock at prices equal to or greater than the price they paid.

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

The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Act, may increase our costs. We may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with listed equity securities, we have to comply with numerous laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, related regulations of the U.S. Securities and Exchange Commission (the “SEC”) and the requirements of the national stock exchange on which our common stock is listed. Complying with these statutes, regulations and requirements require time and attention from our board of directors and management and increase our costs and expenses. We are required to:

•	maintain a more comprehensive compliance function;
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

In addition, being a public company subject to these rules and regulations required us to obtain increased director and officer liability insurance coverage and we incurred substantial costs to obtain and renew such coverage.

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

We may not declare dividends on shares of our common stock. Additionally, we are currently limited in our ability to make cash distributions to stockholders or repurchase shares of our common stock pursuant to the terms of our Term Loan, Credit Facility and the indenture governing our 6.250% senior secured notes due May 1, 2022 (the “2022 Senior Notes”). If we do not make cash distributions to stockholders or otherwise return cash to stockholders, a return on investment in us will only be achieved if the market price of our common stock appreciates, which may not occur, and our investors sell their shares at a profit. There is no guarantee that the price of our common stock in the market will exceed the price that our investors pay.

Future sales of our common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute our investors’ ownership in us.

We may sell additional shares of common stock in subsequent public offerings and may also issue securities convertible into our common stock. We have registered shares of our common stock owned by our three largest stockholders and granted, or are able to grant, equity awards under the FTS International, Inc. Amended and Restated 2018 Equity and Incentive Compensation Plan (the “2018 Plan”).

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain types of claims, which may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable.

Our amended and restated certificate of incorporation specifies that unless we consent in writing to the selection of an alternative forum, the court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum, for (a) any derivative action or proceeding brought on behalf of the corporation, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company's stockholders, (c) any action asserting a claim arising pursuant to any provision of the DGCL, or the Company's certificate of incorporation or bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (d) any action asserting a claim governed by the internal affairs doctrine. There is uncertainty as to whether a court would enforce this provision with respect to the claims under the Securities Act and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The exclusive forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes against us and our directors, officers and other employees, which may discourage such lawsuits, or may require increased costs to bring a claim.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties include our district offices and manufacturing facilities. We believe our facilities are in good condition and suitable for the purposes for which they are used. Below is information detailing our properties as of December 31, 2019.

Hydraulic Fracturing District Offices

Currently, we have five district offices out of which we conduct hydraulic fracturing services. We own the land and facilities at each of these locations. The following table provides certain information about our district offices as of December 31, 2019.

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

We also lease a 22-acre, 250,000 square foot facility in Williamsport, Pennsylvania that we used as a district office until August 2015. We currently sublease this facility. We also lease a 10,950 square foot facility in Yukon, Oklahoma and a 3-acre, 28,000 square foot facility in Charleroi, Pennsylvania. In January 2020 we leased a 5.86 acre, 18,827 square foot facility in Vernal, Utah that we plan to use as a district office.

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

We also own a 55,000 square foot maintenance facility in Shreveport, Louisiana and lease a 12,000 square foot maintenance facility in Hobbs, New Mexico and a 33,700 square foot maintenance facility in Seminole, Texas.

Principal Executive Offices

We maintain principal executive offices in Fort Worth, Texas. As of December 31, 2019, we leased approximately 33,000 square feet. We are actively seeking to sublease approximately 11,000 square feet of these offices.

Sales Offices

We have five sales offices, which we lease in Houston and Midland, Texas, Oklahoma City, Oklahoma, Canonsburg, Pennsylvania, and Denver, Colorado.

Item 3. Legal Proceedings

We are involved in various legal proceedings from time to time in the ordinary course of our business. For additional information regarding our pending legal proceedings, see Note 13 — “Commitments and Contingencies” in Notes to our Consolidated Financial Statements included elsewhere in this annual report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

On February 21, 2020, we had 107,110,919 shares of common stock outstanding held by a total of approximately 28 record holders. The number of record holders is based on the records of American Stock Transfer & Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Purchase of Equity Securities by the Issuer

The following table presents information regarding our repurchases of common stock during the fourth quarter of 2019.

			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased	Value of Shares that
	of Shares	Paid	as Part of Publicly	May Yet be Purchased
	Purchased	per Share	Announced Program (1)	Under the Program (1)
October 1, 2019 through October 31, 2019	663,254	$ 1.85	663,254	$ 90,456,000
November 1, 2019 through November 30, 2019	207,445	$ 0.99	207,445	$ 90,251,000
December 1, 2019 through December 31, 2019	110,000	$ 1.05	110,000	$ 90,135,000
Total	980,699	$ 1.58	980,699	$ 90,135,000

(1)	On May 15, 2019, we announced that our board of directors authorized us to repurchase up to $100 million shares of our common stock. The authorization expires on May 14, 2020

Market Information

Our common stock trades on the New York Stock Exchange under the ticker symbol “FTSI.”

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

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2019	2018	2017	2016	2015
Statements of Operations Data:
Revenue	$776.6	$1,543.3	$1,466.1	$532.2	$1,375.3
Costs of revenue, excluding depreciation, depletion, and amortization	578.9	1,033.2	1,009.8	510.5	1,257.9
Selling, general and administrative	89.1	87.9	81.0	64.4	154.7
Depreciation and amortization	90.0	84.7	86.6	112.6	272.4
Impairments and other charges (1)	69.6	19.2	1.8	12.3	619.9
(Gain) loss on disposal of assets, net	(1.4)	(0.1)	(1.4)	1.0	5.9
Gain on insurance recoveries	—	—	(2.9)	(15.1)	—
Operating (loss) income	(49.6)	318.4	291.2	(153.5)	(935.5)
Interest expense, net	30.7	49.3	86.7	87.5	77.2
(Gain) loss on extinguishment of debt, net	(1.2)	9.8	1.4	(53.7)	0.6
Equity in net (income) loss of joint venture affiliate	(0.6)	(1.1)	0.8	2.8	1.4
Gain on sale of equity interest in joint venture affiliate	(7.0)	—	—	—	—
(Loss) income before income taxes	(71.5)	260.4	202.3	(190.1)	(1,014.7)
Income tax expense (benefit) (2)	1.4	2.0	1.6	(1.6)	(1.5)
Net (loss) income	$(72.9)	$258.4	$200.7	$(188.5)	$(1,013.2)
Net (loss) income attributable to common stockholders (3)	$(72.9)	$681.6	$(25.9)	$(370.1)	$(1,158.1)
Basic and diluted (loss) earnings per share attributable to common stockholders (4)	$(0.67)	$6.54	$(0.50)	$(7.14)	$(22.36)
Shares used in computing basic and diluted (loss) earnings per share (4)	108.8	104.2	51.8	51.8	51.8
Balance Sheet Data (at end of period):
Cash and cash equivalents	$223.0	$177.8	$208.1	$160.3	$264.6
Total assets	$639.3	$743.7	$831.0	$616.8	$907.4
Total debt	$456.9	$503.2	$1,116.4	$1,188.7	$1,276.2
Convertible preferred stock (5)	$—	$—	$349.8	$349.8	$349.8
Total stockholders’ equity (deficit)	$37.7	$106.9	$(818.3)	$(1,019.0)	$(830.5)
Other Data:
Adjusted EBITDA (6)	$124.6	$438.5	$373.9	$(48.3)	$(51.8)
Net debt (at end of period) (7)	$236.9	$330.1	$921.9	$1,047.0	$1,035.4
Capital expenditures	$54.4	$100.5	$64.0	$10.3	$79.1
Total fracturing stages (8)	27,366	30,537	30,920	16,185	21,919

(1)

In 2015, this amount includes $572.9 million of impairments related to goodwill, intangible assets, and property and equipment; a $24.5 million write-down of excess inventory; $13.1 million of employee severance costs; $11.0 million of supply commitment charges related to our firm purchase commitments for fracturing sand; $1.8 million of lease abandonment charges; and a gain of $3.4 million related to an acquisition earn-out adjustment. In 2016, this amount includes $7.0 million of impairments related to property and equipment; $2.5 million of supply commitment charges related to our firm purchase commitments for fracturing sand; $2.0 million of lease abandonment charges; and $0.8 million of employee severance costs. For a discussion of amounts recorded for the three years ended December 31, 2019, see Note 9 — “Impairments and Other Charges” in Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

(2)

Consists of state margin taxes accounted for as income taxes for all periods and foreign taxes in 2019. The tax effect of our net operating losses has not been reflected in our results because we have recorded a full valuation allowance with regards to the realization of our deferred tax assets since 2012.

(3)

In 2018, this amount includes a $423.2 million net gain to common stockholders on the recapitalization of our convertible preferred stock to common stock. From 2015 to 2017, this amount is calculated by subtracting an accreted value attributable to our convertible preferred stock from net income or loss. The annual accretion amount was $226.6 million in 2017, $181.6 million in 2016, and $144.9 million in 2015. For more information about the convertible preferred stock accretion, see footnote 5 below, and Note 6 — “Stockholders’ Equity (Deficit)” and Note 14 — “Earnings (Loss) Per Share” in Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

(4)

For 2017 and previous periods, earnings per share and the related shares used to compute earnings per share have been adjusted to give effect to a 69.258777 : 1 reverse stock split that occurred in February 2018 in connection with the completion of our IPO. See Note 6 — “Stockholders’ Equity (Deficit)” and Note 14 — “Earnings (Loss) Per Share” in Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for more information.

(5)

The holders of the convertible preferred stock were also common stockholders of the Company and, prior to the completion of our IPO, collectively appointed 100% of our board of directors. Therefore, the convertible preferred stockholders could have directed the Company to redeem the convertible preferred stock at any time after all of our debt had been repaid; however, we did not consider this to be probable for any of the periods presented due to the amount of debt outstanding. Therefore, we presented the convertible preferred stock as temporary equity but did not reflect any accretion of the convertible preferred stock in this table. See Note 6 — “Stockholders’ Equity (Deficit)” and Note 14 — “Earnings (Loss) Per Share” in Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for more information. The convertible preferred stock was recapitalized to common stock in connection with our IPO in 2018.

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

The following table reconciles our net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
(In millions)	2019	2018	2017	2016	2015
Net (loss) income	$(72.9)	$258.4	$200.7	$(188.5)	$(1,013.2)
Interest expense, net	30.7	49.3	86.7	87.5	77.2
Income tax expense (benefit)	1.4	2.0	1.6	(1.6)	(1.5)
Depreciation and amortization	90.0	84.7	86.6	112.6	272.4
Stock-based compensation	15.4	15.2	—	—	1.8
(Gain) loss on disposal of assets, net	(1.4)	(0.1)	(1.4)	1.0	5.9
(Gain) loss on extinguishment of debt, net	(1.2)	9.8	1.4	(53.7)	0.6
Inventory write-down	1.4	—	—	—	24.5
Impairment of assets and goodwill	9.7	—	—	7.0	572.9
Non-cash provision for supply commitment charges	58.5	19.2	1.2	2.5	11.0
Gain on insurance recoveries	—	—	(2.9)	(15.1)	—
Acquisition earn-out adjustments	—	—	—	—	(3.4)
Gain on sale of equity interest in joint venture affiliate	(7.0)	—	—	—	—
Adjusted EBITDA	$124.6	$438.5	$373.9	$(48.3)	$(51.8)

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

	December 31,
(In millions)	2019	2018	2017	2016	2015
Total debt	$456.9	$503.2	$1,116.4	$1,188.7	$1,276.2
Add: unamortized discount and debt issuance costs	3.0	4.7	13.6	18.6	23.8
Total principal amount of debt	459.9	507.9	1,130.0	1,207.3	1,300.0
Less: cash and cash equivalents	(223.0)	(177.8)	(208.1)	(160.3)	(264.6)
Net debt	$236.9	$330.1	$921.9	$1,047.0	$1,035.4

(8)	See “Business — Our Services — Hydraulic Fracturing” in Item 1 of this annual report regarding fracturing stages and the types of service agreements we use to provide hydraulic fracturing services.

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

Overview

We are one of the largest providers of hydraulic fracturing services in North America. Our services stimulate hydrocarbon flow from oil and natural gas wells drilled by E&P companies. We had 1.4 million total hydraulic horsepower across 28 fleets, with 16 fleets active as of December 31, 2019. We operate in five major basins in the United States: the Permian Basin, the SCOOP/STACK Formation, the Marcellus/Utica Shale, the Eagle Ford Shale and the Haynesville Shale.

Summary Financial Results

•	Total revenue for 2019 was $776.6 million, which represented a decrease of $766.7 million from 2018.
•	Net loss for 2019 was $72.9 million, compared to net income of $258.4 million in 2018.
•	Adjusted EBITDA for 2019 was $124.6 million, which represented a decrease of $313.9 million from 2018.
•	Cash provided by operating activities for 2019 was $123.9 million, which represented a decrease of $260.9 million from 2018.
•	Total principal amount of long-term debt was $459.9 million at December 31, 2019, which represented a decrease of $48.0 million from December 31, 2018.

Industry trends and business outlook

Our business depends on the willingness of E&P companies to make expenditures to explore for, develop, and produce oil and natural gas in the United States. The willingness of E&P companies to undertake these activities is predominantly influenced by current and expected future prices for oil and natural gas. A widely watched indicator of E&P companies’ aggregate activity levels is the drilling rig count, or rig count. The active horizontal rig count is a subset of the total rig count and is the most strongly correlated with the aggregate industry demand for hydraulic fracturing services. The average horizontal rig count was approximately 825, 900, and 735 in 2019, 2018, and 2017, respectively, according to a report by Baker Hughes. We believe demand for our hydraulic fracturing equipment will be more stable in 2020 after declining since the middle of 2018.

The prices that we are able to charge for our services is affected by the supply of hydraulic fracturing equipment that is available in the market to meet customer demand. Since the middle of 2018, the supply of hydraulic fracturing equipment has exceeded the demand for equipment, and as a result, the pricing for our services declined during this period. In 2020, we believe competitors will be more disciplined with respect to the amount of equipment they offer into the market and the price at which they offer that equipment.

In response to this competitive market environment, we remain disciplined with respect to our number of active fleets and we remain focused on optimizing our utilization and cash flow. We reduced our active fleet count between the second quarter of 2018 and the end of 2019 because certain fleets did not meet our utilization and profitability targets. Additionally, in the fourth quarter of 2019, we decided to dispose of certain idle equipment that reduced our total capacity to 1.4 million total hydraulic horsepower across 28 fleets.

In 2020, we plan to focus on expanding our commercial strategy, further advancing our technology initiatives, and maintaining our industry leading safety performance. With this strategy, we strive to provide the best service quality for our customers while maintaining a low-cost structure. We believe that these efforts will generate free cash flow in 2020 and position us for a  longer-term recovery.

Results of Operations

Revenue

The Company contracts with its customers to perform hydraulic fracturing services and, prior to May 2019, wireline services, on one or more oil or natural gas wells. Under these arrangements, we satisfy our performance obligations as services are rendered, which is generally upon the completion of a fracturing stage. We typically complete one or more stages per day. The price for our services typically includes an equipment charge and, if applicable, product charges for proppant, chemicals and other products actually consumed during the course of providing our services. The following table includes certain operating statistics that affect our revenue:

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017
Revenue	$775.7	$1,450.4	$1,352.7
Revenue from related parties	0.9	92.9	113.4
Total revenue	$776.6	$1,543.3	$1,466.1

Total fracturing stages	27,366	30,537	30,920
Active fleets (1)	19.3	24.2	23.3
Total fleets (2)	28.0	34.0	32.0

(1)	Active fleets is the average number of fleets operating during the period. We had 16, 19 and 27 active fleets at December 31, 2019, 2018 and 2017, respectively.
(2)	Total fleets is the total number of fleets owned during the period.

Total revenue in 2019 decreased by $766.7 million from 2018.  This decrease was due to an increase in the portion of customers who provided their own proppant and fuel,  lower average pricing of our services, a lower number of average active fleets, a decrease in wireline services, which were discontinued in May 2019, and a decrease in the prices for materials used in the fracturing process. These decreases were partially offset by improved efficiencies in the number of fracturing stages completed per average active fleet in 2019, which increased by 12% due to operational improvements and customer job designs.

The decrease in revenue from related parties in 2019 was due to a decrease in services performed for Chesapeake.

At December 31, 2019, we evaluated all of our idle fleets and concluded that each of these fleets is available to return to service after our maintenance personnel make any necessary repairs and confirm that the equipment is in operating condition.

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

The decrease in revenue from related parties in 2018 was due to a decrease in the services performed for Chesapeake.

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

	Year Ended December 31,
	2019		2018		2017
		As a Percent		As a Percent		As a Percent
(Dollars in millions)	Dollars	of Revenue	Dollars	of Revenue	Dollars	of Revenue
Costs of revenue, excluding depreciation	$578.9	74.5%	$1,033.2	66.9%	$1,009.8	68.9%
Depreciation — costs of revenue	82.5	10.7%	75.9	5.0%	75.6	5.1%
Total costs of revenue	$661.4	85.2%	$1,109.1	71.9%	$1,085.4	74.0%

Total costs of revenue in 2019 decreased by $447.7 million from 2018. This decrease was primarily due to a decrease in our costs of revenue, excluding depreciation.

Costs of revenue, excluding depreciation, in 2019 decreased by $454.3 million from 2018. This decrease was partly due to an increase in the portion of customers who provided their own proppant and fuel, a decrease in, and the discontinuation of, our wireline services, and a decrease in the costs for materials used in the fracturing process. This decrease was also due to a decrease in our fracturing stages completed and lower number of average active fleets in the first half of the year when compared to the same period in 2018.

Depreciation for our service equipment in 2019 increased by $6.6 million from 2018.  This increase was primarily due to elevated capital expenditures from the fourth quarter of 2017 through the second quarter of 2018.

Total costs of revenue as a percentage of total revenue increased by 13.3 percentage points from 71.9% in 2018 to 85.2% in 2019.  This increase was due to a decrease in pricing for our services in 2019.

Total costs of revenue in 2018 increased by $23.7 million from 2017. This increase was primarily due to an increase in our costs of revenue, excluding depreciation.

Costs of revenue, excluding depreciation, in 2018 increased by $23.4 million from 2017. This increase was primarily due to our higher average number of active fleets in 2018. This increase was partially offset by an increase in the portion of customers who provided their own proppant and a decrease in the costs for materials used in the fracturing process in the second half of 2018 when compared to the same period in 2017.

Total costs of revenue as a percentage of total revenue decreased by 2.1 percentage points from 74.0% in 2017 to 71.9% in 2018. This change was primarily due to an increase in the average pricing for our services in 2018 when compared to 2017.

Selling, general and administrative expense

Selling, general and administrative (“SG&A”) expense in 2019 increased by $1.2 million from 2018. This increase was primarily due to $2.4 million of bad debt expense, which was partially offset by decreased compensation and benefits expense due to our lower average headcount in 2019.

Selling, general and administrative expense in 2018 increased by $6.9 million from 2017. This increase was primarily due to stock-based compensation expense incurred in 2018. We incurred $3.7 million of expense to cash-settle all remaining unvested awards from our 2014 Long Term Incentive Plan, which vested upon the completion of our IPO. We also incurred $15.2 million of non-cash expense related to restricted stock unit awards granted in 2018. These increases were partially offset by decreased cash-based incentive compensation expense in 2018.

Depreciation and amortization

The following table summarizes our depreciation and amortization:

	Year Ended December 31,
(In millions)	2019	2018	2017
Depreciation — costs of revenue (1)	$82.5	$75.9	$75.6
Depreciation — other (2)	7.5	8.8	11.0
Total depreciation and amortization	$90.0	$84.7	$86.6

(1)	Related to service equipment included in “Property, plant, and equipment, net” on our consolidated balance sheets discussed under the “Costs of revenue” heading of this discussion and analysis.
(2)	Related to all long-lived assets other than service equipment included in “Property, plant, and equipment, net” on our consolidated balance sheet.

Depreciation and amortization in 2019 increased by $5.3 million from 2018.  This increase was primarily due to elevated capital expenditures from the fourth quarter of 2017 through the second quarter of 2018.

Depreciation and amortization in 2018 decreased by $1.9 million from 2017. This decrease was primarily due to asset disposals and certain assets, other than service equipment, becoming fully depreciated.

Impairments and other charges

The following table summarizes our impairments and other charges:

	Year Ended December 31,
(In millions)	2019	2018	2017
Supply commitment charges	$58.5	$19.2	$1.2
Impairment of assets	9.7	—	—
Inventory write-down	1.4	—	—
Lease abandonment charges	—	—	0.6
Total impairments and other charges	$69.6	$19.2	$1.8

Supply Commitment Charges: We incur supply commitment charges when our purchases of sand from certain suppliers are less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future losses that are considered likely are also required to be recorded in the current period.

We recorded aggregate charges under these supply contracts of $58.5 million, $19.2 million and $1.2 million in 2019, 2018 and 2017, respectively. These charges relate to actual purchase shortfalls incurred, as well as forecasted losses expected to be incurred and settled in future periods. Approximately $12 million of our 2018 supply commitment charges related to estimated losses under these contracts for 2019. These purchase shortfalls are largely due to our customers choosing to procure their own sand, often from sand mines closer to their operating areas.

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

Fleet Capacity Reduction: In the fourth quarter of 2019, we decided to dispose of certain idle equipment where we believed there was no expectation of future use. The equipment we selected for disposal was comprised primarily of hydraulic fracturing pumps that were substantially depreciated. Certain hydraulic fracturing components, such as engines and transmissions that we believe to have remaining useful lives, will be removed prior to disposing of the equipment and used in our maintenance and repair activities for our remaining fleets. These disposals reduce our capacity of equipment from 34 total fleets to 28 total fleets. The amount of proceeds we anticipate receiving from these disposals is not significant. We recorded an asset impairment of $4.2 million in the third quarter of 2019 in connection with these anticipated disposals.

Discontinued Wireline Operations: In May 2019, we discontinued our wireline operations due to financial underperformance resulting from market conditions. As a result of this decision, we recorded an asset impairment of $2.8 million and an inventory write-down of $1.4 million in the first quarter of 2019 to adjust these assets to their estimated fair market values and net realizable values, respectively. We sold substantially all of these assets in 2019 and received net proceeds of approximately $3.7 million.

Other Impairments: In the second quarter of 2019, we recorded $2.7 million of impairments for certain land and buildings that we no longer use. We are closely monitoring current industry conditions and future expectations. If industry conditions decline, we may be subject to impairments of long-lived assets or intangible assets in future periods.

Lease Abandonment Charges: During 2016, we vacated certain leased facilities to consolidate our operations. In 2017, we recognized expense of $0.6 million in connection with these actions.

Loss on disposal of assets, net

During 2017, we sold a number of surplus pieces of property and equipment. We received $4.1 million of proceeds and recognized a $1.4 million net gain on the sale of these assets.

Gain on insurance recoveries

In January 2017, a fire destroyed certain equipment in one of our fleets. These assets were insured at values greater than their carrying values. We received $4.2 million of insurance recovery proceeds for these assets, which exceeded their carrying values by $2.9 million.

Interest expense, net

Interest expense, net of interest income, in 2019 decreased by $18.6 million from 2018. This decrease was due to a lower average debt balance and higher interest income in 2019.

Interest expense, net of interest income, in 2018 decreased by $37.4 million from 2017. This decrease was primarily due to a lower average debt balance in 2018, after the repayment of $622.1 million of aggregate principal amount of long-term debt.

Gain (loss) on extinguishment of debt, net

In 2019, we repaid $31.0 million of aggregate principal amount of Term Loan. We recognized a loss on debt extinguishment of $0.2 million. In 2019, we repurchased $17.0 million of aggregate principal amount of 2022 Senior Notes in the qualified institutional market. We recognized a gain on debt extinguishment of $1.4 million.

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

In 2017, we repaid $60.0 million of aggregate principal amount of our senior floating rate notes due June 2020. We recognized a loss on debt extinguishment of $1.8 million. In 2017, we also repurchased $17.3 million of aggregate principal amount of senior notes due May 2022 in the qualified institutional market. We recognized a gain on debt extinguishment of $0.4 million

Income tax expense

Income tax expense was $1.4 million, $2.0 million, and $1.6 million in 2019, 2018, and 2017, respectively. These amounts consisted of state margin taxes accounted for as income taxes, income taxes for states that limit the deduction of net operating loss carryforwards, and foreign income taxes. In 2012, we recorded a valuation allowance to reduce our net deferred tax assets to zero. We continue to provide a valuation allowance against all deferred tax assets in excess of our deferred tax liabilities. As a result, we did not record any U.S. federal or other state income tax expense or benefit related to our income or losses in 2019, 2018 or 2017. See Note 12 — “Income Taxes” in Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for more information regarding our income taxes and valuation allowance.

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2019, we had $223.0 million of cash and cash equivalents and $55.9 million available for borrowings under our revolving credit facility which resulted in a total liquidity position of $278.9 million. We believe that our cash and cash equivalents, cash provided by operations, and the availability under our revolving credit facility will be sufficient to fund our operations and capital expenditures for at least the next 12 months.

In February 2018, we entered into a $250 million asset-based revolving credit facility. The maximum availability of credit under the credit facility is limited at any time to the lesser of $250 million or the borrowing base.

The borrowing base is based on percentages of eligible accounts receivable and eligible inventory and is subject to certain reserves. As of December 31, 2019, our borrowing base was $60.2 million and therefore our maximum availability under the credit facility was $60.2 million. As of December 31, 2019, there were no borrowings outstanding under the credit facility, and letters of credit totaling $4.3 million were issued, resulting in $55.9 million of availability under the credit facility.

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

We continually assess alternatives to our capital structure and evaluate strategic capital initiatives which may include, but are not limited to, equity and debt financings and the modification of existing debt, including the amount of debt outstanding, the types of debt issued and the maturity dates of the debt. These alternatives, if implemented, could materially affect our capitalization, debt ratios and cash balances.

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31,
(In millions)	2019	2018	2017
Net income or loss adjusted for non-cash items	$99.0	$388.1	$290.0
Changes in operating assets and liabilities	42.5	2.0	(108.2)
Cash paid to settle supply commitment charges	(17.6)	(5.3)	(1.8)
Net cash provided by operating activities	123.9	384.8	180.0
Net cash used in investing activities	(20.4)	(98.6)	(54.6)
Net cash used in financing activities	(58.3)	(325.6)	(77.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	45.2	(39.4)	47.8
Cash, cash equivalents, and restricted cash at beginning of period	177.8	217.2	169.4
Cash, cash equivalents, and restricted cash at end of period	$223.0	$177.8	$217.2

Cash flows from operating activities have historically been a significant source of liquidity we use to fund capital expenditures and repay our debt. Changes in cash flows from operating activities are primarily affected by the same factors that affect our net income, excluding non-cash items such as depreciation and amortization, stock-based compensation, and impairments of assets.

Cash flows from operating activities: Net cash provided by operating activities was $123.9 million and $384.8 million in 2019 and 2018, respectively. Cash flows from operating activities consists of net income or loss adjusted for non-cash items, changes in operating assets and liabilities and cash paid to settle supply commitment charges. Net income or loss adjusted for non-cash items resulted in cash increases of $99.0 million and $388.1 million in 2019 and 2018, respectively. This change was primarily due to lower earnings in 2019. The net change in operating assets and liabilities resulted in a cash increase of $42.5 million and a cash increase of $2.0 million in 2019 and 2018, respectively. The net change in operating assets and liabilities for 2019 was primarily due to a release of working capital resulting from our decreased activity levels and pricing levels in 2019 when compared to the same period in 2018.

Net cash provided by operating activities was $384.8 million and $180.0 million in 2018 and 2017, respectively. Net income or loss adjusted for non-cash items resulted in cash increases of $388.1 million and $290.0 million in 2018 and 2017, respectively. This change was primarily due to higher earnings in 2018. The net change in operating assets and liabilities resulted in a cash increase of $2.0 million and a cash decrease of $108.2 million in 2018 and 2017, respectively. The net change in operating assets and liabilities for 2018 was primarily due to a decrease in working capital resulting from our decreased activity level at the end of 2018 when compared to the same period in 2017.

Cash flows from investing activities: Net cash used in investing activities was $20.4 million and $98.6 million in 2019 and 2018, respectively. This change was primarily due to decreased capital expenditures in 2019 compared to 2018 and the proceeds received from the sale of our equity interest in our China joint venture in the third quarter of 2019.

Net cash used in investing activities was $98.6 million and $54.6 million in 2018 and 2017, respectively. This increase was primarily due to increased capital expenditures in 2018, decreased asset disposal proceeds in 2018 and decreased insurance recovery proceeds received in 2018. The increase in capital expenditures in 2018 was due to our increased operations, fleet reactivations, and costs incurred to build two additional fleets.

Cash flows from financing activities: Net cash used in financing activities was $58.3 million in 2019. We used $46.4 million of cash to repay $48.4 million of aggregate principal amount of long-term debt and $9.9 million to repurchase stock.

Net cash used in financing activities was $325.6 million in 2018. We used $625.1 million of cash to repay $622.1 million of aggregate principal amount of long-term debt, which we partially funded with $303.0 million of net proceeds received from our IPO.

Net cash used in financing activities was $77.6 million in 2017, which was comprised of debt repayments.

Cash Requirements

Contractual Commitments and Obligation

The following table summarizes our contractual commitments and obligations at December 31, 2019:

		Payments Due by Period
		Less Than			More than
(In millions)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$459.9	$—	$459.9	$—	$—
Interest obligations (1)	65.5	29.1	36.4	—	—
Operating lease obligations	29.8	15.4	12.2	2.2	—
Purchase obligations	114.5	27.1	45.0	42.4	—
Total	$669.7	$71.6	$553.5	$44.6	$—

(1)

Our Term Loan bears interest at a variable rate based on LIBOR plus a margin of 4.75% per annum, but never less than 5.75% per annum due to a 1.00% LIBOR floor. The future interest payment amounts included in the table for the Term Loan have been calculated at the rate in effect at December 31, 2019.

In 2019, we repaid $48.0 million of aggregate principal amount of long-term debt. We recognized a corresponding gain on debt extinguishment of $1.2 million.

See Note 4 — “Indebtedness and Borrowing Facility” in Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for more information on our long-term debt obligations.

Capital Expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Our capital expenditures for 2019 represented the amount necessary to support our current operations. We estimate capital expenditures in 2020 will be approximately $55 million. Our estimate for capital expenditures will be used to support our current operations and any fleet reactivations in 2020.

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

Impairment of Long-Lived Assets and Indefinite-lived Intangible Assets

Long-lived assets, such as property, plant, and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. If the carrying amount is not recoverable, we recognize an impairment loss equal to the amount by which the carrying amount exceeds fair value. We estimate fair value based on the income, market or cost valuation techniques. Our fair value calculations for long-lived assets contain uncertainties because they require us to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and assumptions about market performance. We also apply judgment in the selection of a discount rate that reflects the risk inherent in our current business model.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2019, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

We are subject to interest rate risk on a portion of our long-term debt. Our Term Loan bears interest at a variable rate based on LIBOR plus a margin of 4.75% per annum, with a 1.00% LIBOR floor. As of December 31, 2019, LIBOR was above the 1.00% floor. Therefore, a 1.00% increase or decrease in LIBOR would increase or decrease the annual interest payments for this debt by approximately $0.9 million.

We are subject to commodity price risk related to our diesel fuel usage. A $0.25 per gallon increase or decrease in the price of diesel fuel would have increased or decreased our costs of revenue, excluding depreciation, by approximately $0.7 million in 2019.

During 2019, substantially all of our operations were conducted within the United States; therefore, we had no significant exposure to foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is included in our Consolidated Financial Statements and the notes thereto beginning on page 53 in this annual report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2019, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

Effective January 1, 2019, we adopted the new lease accounting guidance under Accounting Standards Codification (“ASC”) Topic 842, Leases, using the modified retrospective transition method. The adoption of this guidance required the implementation of new accounting policies and processes, including changes to our information systems, which changed the Company’s internal control over financial reporting for leases and related disclosures for our current period reporting. Other than the changes relating to ASC Topic 842, there has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019. This report follows.

Report of the Independent Registered Public Accounting Firm

Board of Directors and Stockholders

FTS International, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of FTS International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 27, 2020 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Dallas, Texas

February 27, 2020

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
1.	Financial Statements. See Index to Consolidated Financial Statements of FTS International, Inc. on page 53 of this Report.
2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statement or related notes thereto.
3.	Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.

EXHIBIT INDEX

Exhibit Number		Description
3.1	*	Amended and Restated Certificate of Incorporation of the Company

3.2	*	Amended and Restated Bylaws of the Company

4.1	*	Indenture, dated as of April 16, 2014, among FTS International, Inc., as issuer, the guarantors named therein and U.S. Bank National Association, as collateral agent and trustee

4.2	*	Registration Rights Agreement

4.3	*	Investors’ Rights Agreement by and among FTS International, Inc., Maju Investments (Mauritius) Pte Ltd and CHK Energy Holdings, Inc.

4.4	*	Investors’ Rights Agreement by and among FTS International, Inc., Senja Capital Ltd and Hampton Asset Holding Ltd.

4.6	**	Description of Registrant’s Common Stock

10.1	*	Term Loan Agreement, dated as of April 16, 2014, among FTS International, Inc., Wells Fargo Bank, National Association, as administrative agent, and other lenders party thereto

10.2	*†	Letter Agreement, dated as of August 5, 2015, between FTS International, Inc. and Lance Turner

10.3	*†	Letter Agreement, dated as of March 29, 2017, between FTS International, Inc. and Karen D. Thornton

10.4	*†	Letter Agreement, dated as of March 29, 2017, between FTS International, Inc. and Jennifer L. Keefe

10.5	*†	Form of Indemnification Agreement between FTS International, Inc. and each of its directors and executive officers

10.6	*	Master Service Agreement, dated as of July 9, 2012, by and between Chesapeake Operating, Inc. and FTS International Services, LLC

10.7	*	Master Commercial Agreement, dated as of December 24, 2016, by and between Chesapeake Operating, LLC and FTS International Services, LLC

10.8	*

Security Agreement, dated as of April 16, 2014, by and among FTS International, Inc., FTS International Services, LLC, FTS International Manufacturing, LLC and U.S. Bank National Association, as collateral agent

10.9	*

Pari Passu Intercreditor Agreement, dated as of April 16, 2014, among FTS International, Inc., FTS International Services, LLC, FTS International Manufacturing, LLC and U.S. Bank National Association, as collateral agent and Wells Fargo Bank, National Association, in its capacity as administrative agent for the Term Secured Parties (as defined therein)

10.10	*

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

Exhibit Number		Description
10.11	*

Guaranty and Security Agreement, dated as of April 16, 2014, from FTS International, Inc., FTS International Services, LLC and FTS International Manufacturing, LLC to Wells Fargo Bank, National Association

10.12	*

Amended and Restated Trademark Security Agreement, dated as of June 22, 2015, from FTS International Services, LLC to Wells Fargo Bank, National Association pursuant to the Term Loan Agreement dated April 16, 2014

10.13	*	Amended and Restated Trademark Security Agreement, dated as of June 22, 2015, from FTS International Services, LLC to U.S. Bank National Association pursuant to the Indenture dated April 16, 2014

10.14	*	Amended and Restated Trademark Security Agreement, dated as of June 22, 2015, from FTS International Services, LLC to U.S. Bank National Association pursuant to the Indenture dated June 1, 2015

10.15	*†	FTS International, Inc. Amended and Restated 2018 Equity Incentive Plan

10.16	*†	Form of Restricted Stock Unit Agreement under the 2018 Equity and Incentive Compensation Plan

10.17	*	Credit Agreement, dated February 22, 2018, among FTS International, Inc., Wells Fargo Bank, National Association, as administrative agent, and the several lenders party thereto

10.18	*

Guaranty and Security Agreement, dated February 22, 2018, among FTS International Services, LLC, FTS International, Inc., FTS International Manufacturing, LLC and Wells Fargo Bank, National Association, as administrative agent

10.19	*	Trademark Security Agreement, dated February 22, 2018, between FTS International Services, LLC and Wells Fargo Bank, National Association, as administrative agent

10.20	*

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

10.21	*†	Form of Restricted Stock Unit Agreement for Directors under the 2018 Equity and Incentive Compensation Plan

10.22	*†	Form of Severance Agreement

21.1	**	List of Subsidiaries

23.1	**	Consent of Grant Thornton LLP

24.1	**	Power of Attorney (included on signature page)

31.1	**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description

101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Schema Document
101.CAL	***	XBRL Calculation Linkbase Document
101.DEF	***	XBRL Definition Linkbase Document
101.LAB	***	XBRL Label Linkbase Document
101.PRE	***	XBRL Presentation Linkbase Document

*       Previously filed

**     Filed herewith

***   Furnished herewith

†       Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTS INTERNATIONAL, INC.

February 27, 2020	/s/ Michael J. Doss
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

Signature	Title	Date

/s/ Michael J. Doss	Chief Executive Officer and Director	February 27, 2020
Michael J. Doss	(Principal Executive Officer)

/s/ Lance D. Turner	Chief Financial Officer and Treasurer	February 27, 2020
Lance D. Turner	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Goh Yong Siang	Chairman	February 27, 2020
Goh Yong Siang

/s/ Domenic J. Dell’Osso, Jr.	Director	February 27, 2020
Domenic J. Dell’Osso, Jr.

/s/ Bryan J. Lemmerman	Director	February 27, 2020
Bryan J. Lemmerman

/s/ Ong Tiong Sin	Director	February 27, 2020
Ong Tiong Sin

/s/ John J. Vaske	Director	February 27, 2020
John J. Vaske

/s/ Michael C. Jennings	Director	February 27, 2020
Michael C. Jennings

/s/ Carol J. Johnson	Director	February 27, 2020
Carol J. Johnson

FTS INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

FTS International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of FTS International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company adopted the new leasing standard effective January 1, 2019 using the modified retrospective transition method.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Dallas, Texas

February 27, 2020

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2019	2018	2017
Revenue
Revenue	$775.7	$1,450.4	$1,352.7
Revenue from related parties	0.9	92.9	113.4
Total revenue	776.6	1,543.3	1,466.1

Operating expenses
Costs of revenue (excluding depreciation of $82.5, $75.9 and $75.6, respectively, included in depreciation and amortization below)	578.9	1,033.2	1,009.8
Selling, general and administrative	89.1	87.9	81.0
Depreciation and amortization	90.0	84.7	86.6
Impairments and other charges	69.6	19.2	1.8
Gain on disposal of assets, net	(1.4)	(0.1)	(1.4)
Gain on insurance recoveries	—	—	(2.9)
Total operating expenses	826.2	1,224.9	1,174.9

Operating (loss) income	(49.6)	318.4	291.2

Interest expense, net	(30.7)	(49.3)	(86.7)
Gain (loss) on extinguishment of debt, net	1.2	(9.8)	(1.4)
Equity in net income (loss) of joint venture affiliate	0.6	1.1	(0.8)
Gain on sale of equity interest in joint venture affiliate	7.0	—	—

(Loss) income before income taxes	(71.5)	260.4	202.3
Income tax expense	1.4	2.0	1.6

Net (loss) income	$(72.9)	$258.4	$200.7

Net (loss) income attributable to common stockholders	$(72.9)	$681.6	$(25.9)

Basic and diluted (loss) earnings per share attributable to common stockholders	$(0.67)	$6.54	$(0.50)
Shares used in computing basic and diluted (loss) earnings per share	108.8	104.2	51.8

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share amounts)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$223.0	$177.8
Accounts receivable, net	77.0	158.3
Inventories	45.5	66.6
Prepaid expenses and other current assets	7.0	7.0
Total current assets	352.5	409.7

Property, plant, and equipment, net	227.0	275.3
Operating lease right-of-use assets	26.3	—
Intangible assets, net	29.5	29.5
Investment in joint venture affiliate	—	23.2
Other assets	4.0	6.0
Total assets	$639.3	$743.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$36.4	$86.8
Accrued expenses	22.9	29.3
Current portion of operating lease liabilities	14.3	—
Other current liabilities	11.6	16.3
Total current liabilities	85.2	132.4

Long-term debt	456.9	503.2
Operating lease liabilities	13.9	—
Other liabilities	45.6	1.2
Total liabilities	601.6	636.8

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized	—	—
Common stock, $0.01 par value, 320,000,000 shares authorized, 107,107,401 shares issued and outstanding at December 31, 2019 and 109,434,841 shares issued and outstanding at December 31, 2018	36.4	36.4
Additional paid-in capital	4,382.0	4,378.4
Accumulated deficit	(4,380.7)	(4,307.9)
Total stockholders’ equity	37.7	106.9
Total liabilities and stockholders’ equity	$639.3	$743.7

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2019	2018	2017
Cash flows from operating activities
Net (loss) income	$(72.9)	$258.4	$200.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	90.0	84.7	86.6
Stock-based compensation	15.4	15.2	—
Amortization of debt discounts and issuance costs	1.8	2.5	3.9
Impairment of assets	9.7	—	—
Gain on disposal of assets, net	(1.4)	(0.1)	(1.4)
(Gain) loss on extinguishment of debt, net	(1.2)	9.8	1.4
Non-cash provision for supply commitment charges	58.5	19.2	1.2
Cash paid to settle supply commitment charges	(17.6)	(5.3)	(1.8)
Gain sale of equity interest in joint venture affiliate	(7.0)	—	—
Inventory write-down	1.4	—	—
Gain on insurance recoveries	—	—	(2.9)
Other non-cash items	4.7	(1.6)	0.5
Changes in operating assets and liabilities:
Accounts receivable	79.0	72.7	(154.9)
Accounts receivable from related parties	—	3.0	(2.9)
Inventories	19.0	(22.6)	(20.1)
Prepaid expenses and other assets	(1.5)	2.8	(4.4)
Accounts payable	(47.3)	(41.6)	65.8
Accrued expenses and other liabilities	(6.7)	(12.3)	8.3
Net cash provided by operating activities	123.9	384.8	180.0

Cash flows from investing activities
Capital expenditures	(54.4)	(100.5)	(64.0)
Proceeds from disposal of assets	3.3	1.9	4.1
Proceeds from sale of equity interest in joint venture affiliate	30.7	—	—
Proceeds from insurance recoveries	—	—	4.2
Other	—	—	1.1
Net cash used in investing activities	(20.4)	(98.6)	(54.6)

Cash flows from financing activities
Repayments of long-term debt	(46.4)	(625.1)	(77.6)
Repurchases of common stock	(9.9)	—	—
Taxes paid related to net share settlement of equity awards	(2.0)	(1.1)	—
Net proceeds from issuance of common stock	—	303.0	—
Payments of revolving credit facility issuance costs	—	(2.4)	—
Net cash used in financing activities	(58.3)	(325.6)	(77.6)

Net increase (decrease) in cash, cash equivalents, and restricted cash	45.2	(39.4)	47.8
Cash, cash equivalents, and restricted cash at beginning of period	177.8	217.2	169.4
Cash, cash equivalents, and restricted cash at end of period	$223.0	$177.8	$217.2

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year Ended December 31,
(In millions)	2019	2018	2017
Supplemental cash flow information:
Interest paid	$31.0	$48.1	$83.2
Income tax payments, net	$2.5	$2.3	$—
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$0.9	$4.0	$13.6
Operating lease liabilities incurred from obtaining right-of-use assets	$11.0	$—	$—
Operating lease liabilities and right-of-use assets derecognized due to lease terminations	$3.2	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

 FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2017	51,783	$35.9	$3,712.1	$(4,767.0)	$(1,019.0)

Net income	—	—	—	200.7	200.7
Activity related to stock plans	—	—	—	—	—
Balance at December 31, 2017	51,783	35.9	3,712.1	(4,566.3)	(818.3)

Net income	—	—	—	258.4	258.4
Activity related to stock plans	160	—	14.0	—	14.0
Recapitalization of convertible preferred stock to common stock	39,415	0.4	349.4	—	349.8
Issuance of common stock	18,077	0.1	302.9	—	303.0
Balance at December 31, 2018	109,435	36.4	4,378.4	(4,307.9)	106.9

Net loss	—	—	—	(72.9)	(72.9)
Cumulative effect of accounting change	—	—	—	0.1	0.1
Activity related to stock plans	628	—	13.5	—	13.5
Repurchases of common stock	(2,956)	—	(9.9)	—	(9.9)
Balance at December 31, 2019	107,107	$36.4	$4,382.0	$(4,380.7)	$37.7

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

Throughout the notes to these consolidated financial statements, the terms “the Company,” “we,” “us,” “our” or “ours” refer to FTS International, Inc., together with its consolidated subsidiaries.

We are one of the largest providers of hydraulic fracturing services in North America. Our services enhance hydrocarbon flow from oil and natural gas wells drilled by exploration and production (“E&P”), companies in shale and other unconventional resource formations. Our customers include leading E&P companies that specialize in unconventional oil and natural gas resources in North America. We operate in five of the most active major unconventional basins in the United States: the Permian Basin, the SCOOP/STACK Formation, the Marcellus/Utica Shale, the Eagle Ford Shale and the Haynesville Shale. Substantially all of our business activities support our well completion services. We manage our business, allocate resources, and assess our financial performance on a consolidated basis; therefore, we do not have separate operating segments.

In 2014, we entered into a joint venture agreement with the Sinopec Oilfield Service Corporation (“Sinopec”). This joint venture collaboration offered hydraulic stimulation services in China. The joint venture company, SinoFTS Petroleum Services Ltd. (“SinoFTS”), was owned 55% by Sinopec and 45% by the Company. SinoFTS serves both Sinopec and other E&P companies in China. In August 2019, FTSI closed on the sale of its 45% equity ownership interest in SinoFTS, to Sinopec. In exchange, FTSI, through its affiliate FTS International Netherlands B.V., received consideration of $26.9 million for the sale of its equity interest, and through FTS International Services, LLC, received a royalty fee of $5.8 million for a license for its intellectual property use and for future limited support of the joint venture’s operations. After conducting an analysis of the relative fair values of the equity interest and royalty fee, FTSI allocated $30.7 million of the total consideration received to the sale of its equity interest and $2.0 million to the prepaid royalty fee. FTSI recognized a gain of $7.0 million on the sale of its equity interest. The prepaid royalty fee will be recognized over approximately the next six years.

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

	Year Ended December 31,
	2019		2018		2017
Diamondback E&P LLC	16%		*	%	*	%
Ascent Resources	10%		*	%	*	%
EQT Production Company	*	%	12%		*	%
Devon Energy Corporation	*	%	12%		*	%

*Less than 10%

Related Parties

We have historically provided services and sold equipment to Chesapeake Energy Corporation and its affiliates (“Chesapeake”), which beneficially owned approximately 20% of our outstanding common stock as of December 31, 2019, and had the right to designate two individuals to serve on our board of directors during the periods presented. Revenue earned from Chesapeake was $0.1 million,  $92.9 million and $113.1 million in 2019, 2018 and 2017, respectively. All revenue earned from Chesapeake is based on the prevailing market prices for our services at the time the work is performed. At both December 31, 2019 and 2018, we had accounts receivable balances of zero from Chesapeake.

We sold equipment to SinoFTS for $0.9 million, $0.3 million and $0.3 million in 2019, 2018 and 2017, respectively. All revenue earned from SinoFTS is based on prevailing market prices. At both December 31, 2019 and 2018, we had accounts receivable balances of zero from this related party.

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

Inventories

Inventories consist of proppants and chemicals that are used to provide hydraulic fracturing services and maintenance parts that are used to service our hydraulic fracturing equipment. Proppants generally consist of raw sand, resin-coated sand or ceramic particles. Inventories are stated at the lower of cost or net realizable value. The cost basis of our inventories is based on the average cost method and includes in-bound freight costs.

As necessary, we record an adjustment to decrease the value of slow moving and obsolete inventory to its net realizable value. To determine the adjustment amount, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments.

Restricted Cash

The Company had $9.1 million of restricted cash at January 1, 2018 and zero restricted cash at December 31, 2019 and 2018. This amount represented cash used to secure certain letters of credit issued to our casualty and general liability insurance provider. In February 2018, we closed on a new revolving credit facility, and issued replacement letters of credit under the new facility, which allowed us to cancel the cash secured letters of credit.

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

We capitalize qualifying costs related to the acquisition or development of internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges between three and five years. The unamortized balance of capitalized software costs at December 31, 2019 and 2018, was $0.4 million and $3.7 million, respectively. Amortization of computer software was $3.4 million, $4.2 million and $5.3 million in 2019, 2018 and 2017, respectively.

Leases

We determine if a contract contains a lease at inception. We lease certain administrative offices, sales offices, and operational facilities. We also lease some service equipment and light duty vehicles. These leases have remaining lease terms of 6 years or less. Some leases contain options to extend the leases, and some include options to terminate the leases. We do not include renewal or termination options in our assessment of the lease terms unless extension or termination for certain leases is deemed to be reasonably certain. Lease agreements with lease and non-lease components are generally accounted for as a single lease component.

Operating lease assets and liabilities are recognized at the lease commencement date, which is the date we take possession of the property. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are valued based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the lease term including reasonably certain renewal periods. We estimate this rate based on prevailing financial market conditions, credit analysis, and management judgment.

Our leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the operating lease asset as reductions of expense over the lease term.

We provide residual value guarantees for our leases of light-duty vehicles and certain service equipment. No amounts related to these residual value guarantees have been deemed probable and included in the lease liabilities on our consolidated balance sheet; however, if the value for all of the vehicles was zero and if we cancelled these leases at December 31, 2019, we would be required to pay a total of $10.5 million in residual value guarantees.

Intangible Assets

We have historically acquired indefinite-lived intangible assets related to business acquisitions. Intangible assets with indefinite lives are not amortized. The amount of indefinite-lived intangible assets recorded in our consolidated balance sheets for December 31, 2019 and 2018, was $29.5 million, which is related to our tradename.

Impairment of Long-Lived Assets and Intangible Assets

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

Intangible assets with indefinite lives are reviewed at least annually for impairment, and in interim periods if certain events occur indicating that the carrying value of intangible assets may be impaired. We estimate fair values utilizing valuation methods such as discounted cash flows and comparable market valuations. We perform our annual impairment tests at the beginning of the fourth quarter.

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

We also contract with some customers to provide them with the exclusive use of a fracturing fleet for a period of time. Our customers can generally terminate these contracts with less than 90 days’ notice. We satisfy our performance obligation as services are rendered, which is based on the passage of time rather than the completion of a stage. Under these arrangements, we have the right to receive consideration from a customer even if circumstances outside of our control prevent us from performing our work. All consideration owed to us for services performed during a period is fixed and our right to receive it is unconditional.

Pricing for our services for all contracts is frequently negotiated with our customers and is based on prevailing market rates during each reporting period. The amounts we invoice our customers for services performed during a period are directly related to the value received by the customers for the period. There is no inherent uncertainty to the amount of consideration we will receive for services performed during a period and no judgment is required to allocate a portion of the transaction price to a future period. Accordingly, we are not required to identify any unsatisfied performance obligations nor attribute any revenue to them.

During the periods presented we acted as a principal, rather than as an agent, for all of the goods and services that we provided to our customers; our customer arrangements did not include obligations for refunds or warranties of our work; our revenue does not include sales taxes collected from our customers; and we did not incur incremental costs to obtain or fulfill contracts with our customers.

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

Money market funds, classified as cash and cash equivalents, are the only financial instruments that are measured and recorded at fair value on the Company’s balance sheets. The following table presents money market funds at their level within the fair value hierarchy.

(In millions)	Total	Level 1	Level 2	Level 3
December 31, 2019
Money market funds	$193.6	$193.6	$—	$—

Reclassifications

Current liabilities related to accrued supply commitment charges have been reclassified from accounts payable to other current liabilities on the balance sheet as of December 31, 2018, and the statements of cash flows for the years ended December 31, 2018 and 2017 to conform to current year presentation. These reclassifications had no effect on total assets, total liabilities, total equity, or net cash provided by operating activities as previously reported.

New Accounting Standards Updates

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. The FASB subsequently issued a number of additional ASUs to update this guidance. This standard was issued to increase transparency and comparability among organizations by requiring that a right-of-use asset and corresponding lease liability be recorded on the balance sheet for leases with terms longer than 12 months. We elected to use three practical expedients allowed under the guidance. According to these practical expedients we did not reassess whether existing contracts are or contain a lease; we did not reassess whether existing leases are operating or finance leases; and we did not reassess the accounting for initial direct costs for existing leases. Our approach to adopting this new standard included a review of existing leases and other executory contracts that could contain embedded leases and we identified the key terms that were necessary for us to calculate the right-of-use asset and lease liability. These consolidated financial statements have been prepared in accordance with the new ASU utilizing the modified retrospective transition method, which resulted in the recording of operating lease liabilities of approximately $38 million as of January 1, 2019 on our consolidated balance sheet with an immaterial effect on our consolidated statement of stockholders’ equity (deficit) and no related effect on our consolidated statement of operations.

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

December 31,
(In millions)	2017
Cash and cash equivalents	$208.1
Restricted cash included in prepaid expenses and other current assets	9.1
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$217.2

As of December 31, 2017, we had amounts included in restricted cash that represented amounts required to be set aside by contractual agreement with our casualty and general liability insurance provider and corporate credit card provider. In February 2018, these contractual agreements to set aside cash were terminated. Therefore, as of December 31, 2018 and 2019, we had no restricted cash balance.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. This standard requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard will also apply to financial assets arising from revenue transactions such as accounts receivables. We adopted this standard on January 1, 2020, and it had no material effect on our consolidated financial statements.

NOTE 3 — SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts Receivable

The following table summarizes our accounts receivable balance:

	December 31,
(In millions)	2019	2018
Trade accounts receivable	$80.3	$159.2
Allowance for doubtful accounts	(3.3)	(0.9)
Accounts receivable, net	$77.0	$158.3

The change in allowance for doubtful accounts is as follows:

(In millions)	2019	2018	2017
Balance at beginning of year	$0.9	$2.1	$2.3
Provision for bad debts, net included in selling, general, and administrative expense	2.4	—	0.3
Uncollectible receivables written off	—	(1.2)	(0.5)
Balance at end of year	$3.3	$0.9	$2.1

Inventories

The following table summarizes our inventories:

	December 31,
(In millions)	2019	2018
Maintenance parts	$43.0	$60.3
Proppants and chemicals	2.3	4.3
Other	0.2	2.0
Total inventories	$45.5	$66.6

Prepaid Expenses and Other Current Assets

The following table summarizes our prepaid expenses and other current assets:

	December 31,
(In millions)	2019	2018
Prepaid expenses	$4.4	$5.8
Other	2.6	1.2
Total prepaid expenses and other current assets	$7.0	$7.0

Property, Plant, and Equipment, net

The following table summarizes our property, plant, and equipment:

			Estimated
	December 31,		Useful Life
(Dollars in millions)	2019	2018	(in years)
Service equipment	$797.2	$780.5	2.5 – 10
Buildings and improvements	63.3	63.1	15 – 39
Office, software, and other equipment	44.4	44.7	3 – 7
Vehicles and transportation equipment	6.5	9.2	5 – 20
Land	7.0	7.7	N/A
Construction-in-process and other	20.1	32.4	N/A
Total property, plant, and equipment	938.5	937.6
Accumulated depreciation and amortization	(711.5)	(662.3)
Total property, plant, and equipment, net	$227.0	$275.3

Depreciation expense was $90.0 million, $84.7 million and $86.6 million in 2019, 2018 and 2017, respectively.

Accrued Expenses

The following table summarizes our accrued expenses:

	December 31,
(In millions)	2019	2018
Sales, use, and property taxes	$7.1	$12.5
Employee compensation and benefits	8.0	6.1
Interest	4.1	4.3
Insurance	3.1	4.3
Other	0.6	2.1
Total accrued expenses	$22.9	$29.3

Other Current Liabilities

The following table summarizes our other current liabilities:

	December 31,
(In millions)	2019	2018
Accrued supply commitment charges	$11.3	$14.3
Other	0.3	2.0
Total other current liabilities	$11.6	$16.3

Other Liabilities

The following table summarizes our other liabilities:

	December 31,
(In millions)	2019	2018
Accrued supply commitment charges	$44.0	$—
Other	1.6	1.2
Total other liabilities	$45.6	$1.2

NOTE 4 — INDEBTEDNESS AND BORROWING FACILITY

The following table summarizes our long-term debt:

	December 31,
(In millions)	2019	2018
Term loan due April 2021	$90.0	$121.0
Senior notes due May 2022	369.9	386.9
Total principal amount	459.9	507.9
Less unamortized discount and debt issuance costs	(3.0)	(4.7)
Total long-term debt	$456.9	$503.2
Estimated fair value of long-term debt	$317.2	$461.2

Estimated fair values for our term loan and senior notes were determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the FASB’s fair value hierarchy.

2021 Term Loan

On April 16, 2014, we entered into a $550 million term loan, which matures on April 16, 2021 (“Term Loan”), with a group of lenders with Wells Fargo Bank, N.A., as administrative agent. The Term Loan bears interest at a three-month London Interbank Offered Rate (“LIBOR”) plus a margin of 4.75% per annum, with a 1.00% LIBOR floor. Interest is payable on interest rate reset dates, which is generally monthly.

The Term Loan was issued at a discount of $2.7 million for aggregate consideration of $547.3 million and resulted in net proceeds to the Company of $540.0 million after debt issuance costs of $7.3 million. The effective interest rate of the Term Loan was 6.9% at December 31, 2019.

The obligation to pay principal and interest on the Term Loan is jointly and severally guaranteed on a full and unconditional basis by all of our wholly owned domestic subsidiaries. The Term Loan is secured on a first priority basis by 100% of the equity interests of our existing and future domestic subsidiaries and 65% of the voting equity interests of our existing and future foreign subsidiaries. The Term Loan is secured on a second priority basis by our accounts receivable, inventory, and deposit accounts. The Term Loan contains covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase or pay dividends on our common or preferred stock, sell substantially all of our assets, make certain investments, or enter into certain other transactions.

In 2019, we repaid $31.0 million of aggregate principal amount of Term Loan. We recognized a loss on debt extinguishment of $0.2 million. In 2018, we repaid $310.0 million of aggregate principal amount of Term Loan. We recognized a loss on debt extinguishment of $2.7 million.

We were in compliance with all of the covenants in the Term Loan at December 31, 2019, 2018 and 2017.

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

The obligation to pay principal and interest on the 2022 Senior Notes is jointly and severally guaranteed on a full and unconditional basis by all of our wholly owned domestic subsidiaries. The 2022 Senior Notes are secured on the same basis as the Term Loan. All security requirements for the 2022 Senior Notes will cease upon the full repayment of the Term Loan. The 2022 Senior Notes contain substantially the same covenants as the Term Loan.  Neither the Term Loan nor the 2022 Senior Notes contain maintenance financial covenants.

The 2022 Senior Notes are redeemable, at our option, beginning on May 1, 2017, at a premium of approximately 4.7%. The redemption premium then declines each year until May 1, 2020, at which time we may redeem the notes at par value.

In 2019, we repurchased $17.0 million of aggregate principal amount of 2022 Senior Notes in the qualified institutional market. We recognized a gain on debt extinguishment of $1.4 million. In 2018, we repurchased $22.1 million of aggregate principal amount of 2022 Senior Notes in the qualified institutional market. We recognized a gain on debt extinguishment of $1.2 million. In 2017, we repurchased $17.3 million of aggregate principal amount of 2022 Senior Notes in the qualified institutional market. We recognized a gain on debt extinguishment of $0.4 million.

We were in compliance with all of the covenants in the indenture governing our 2022 Senior Notes at December 31, 2019, 2018, and 2017.

2020 Senior Floating Rate Notes

On June 1, 2015, we completed an offering of $350 million of senior secured floating rate notes due June 15, 2020, in a private offering to qualified institutional buyers (“2020 Senior Notes”). The 2020 Senior Notes bore interest at a three-month LIBOR plus a margin of 7.5% per annum.

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

The credit facility contains covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase or pay dividends on our common stock, sell substantially all of our assets, make certain investments, or enter into certain other transactions. We were in compliance with all of the covenants in the credit facility at December 31, 2019 and 2018.

As of December 31, 2019, the borrowing base was $60.2 million and therefore our maximum availability under the credit facility was $60.2 million. As of December 31, 2019, there were no borrowings outstanding under the credit facility, and letters of credit totaling $4.3 million were issued, resulting in $55.9 million of availability under the credit facility.

The following table summarizes the maturities of our long-term debt at December 31, 2019:

(In millions)
2020	$—
2021	90.0
2022	369.9
2023	—
2024	—
2025 and thereafter	—
Total principal amount of long-term debt	$459.9

NOTE 5 — LEASES

We had no material amount of finance leases or subleases at December 31, 2019. The following table summarizes the components of our lease costs.

Year Ended
December 31,
(In millions)	2019
Operating lease cost	$21.1
Short-term lease cost	5.8
Total lease cost	$26.9

Short-term lease costs represent costs related to leases with terms of one year or less. We elected the practical expedient to not recognize lease assets and liabilities for these leases. We had no material variable lease costs in 2019. Total rental expense under previous lease accounting guidance was $49.9 million and $26.8 million in 2018 and 2017, respectively. The following table includes other supplemental information for our operating leases.

Year Ended
December 31,
(Dollars in millions)	2019
Cash paid for amounts included in the measurement of our lease liabilities	$21.3
Right-of-use assets obtained in exchange for lease liabilities	$11.0
Right-of-use assets recognized upon adoption of the leasing standard	$37.8
Weighted-average remaining lease term	2.3 years
Weighted-average discount rate	5.0%

The following table summarizes the maturity of our operating leases as of December 31, 2019.

(In millions)
2020	$15.4
2021	11.0
2022	1.2
2023	1.2
2024	1.0
2025 and thereafter	—
Total lease payments	29.8
Less imputed interest	(1.6)
Total lease liabilities	$28.2

The following table summarizes the maturity of our operating leases as of December 31, 2018, under previous lease accounting guidance.

(In millions)	2019	2020	2021	2022	2023	Thereafter
Operating leases	$26.0	$14.9	$4.6	$1.5	$1.5	$1.1

NOTE 6 — STOCKHOLDERS’ EQUITY (DEFICIT)

Share repurchase program

In May 2019, our board of directors approved an authorization for a total share repurchase of up to $100 million of the Company’s common stock to be executed through open market or private transactions. The authorization expires on May 14, 2020 and may be discontinued at any time. In 2019 we repurchased approximately 3.0 million shares of common stock at an average price of $3.34 per share for a total of $9.9 million. At December 31, 2019, $90.1 million of the authorized amount was available for share repurchases under this program.

The amount and timing of share repurchases are at the sole discretion of the Company, and plans for future share repurchases may be revised at any time. The share repurchase program could be affected by, among other things, changes in results of operations, capital expenditures, cash flows, and applicable tax laws.

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

The holders of the Preferred Stock were also common stockholders of the Company and, prior to the completion of our initial public offering, collectively appointed 100% of our board of directors. Therefore, the Preferred Stock holders could have directed the Company to redeem the Preferred Stock at any time after all of our debt had been repaid; however, we did not consider this to be probable for any of the periods the Preferred Stock was outstanding due to the amount of debt outstanding at that time. Therefore, we did not record any accretion of the Preferred Stock in our consolidated financial statements.

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

NOTE 7 — STOCK-BASED COMPENSATION

2014 Long-Term Incentive Plan

In 2014, our stockholders approved the 2014 Long-Term Incentive Plan (“2014 LTIP”). The 2014 LTIP authorized the grant of up to 55 million restricted stock units (“RSUs”) to salaried employees of the Company, as determined by the compensation committee of the board of directors. This plan originally was set to expire on March 3, 2024. The 2014 LTIP allowed for the grant of stock-settled and cash-settled RSUs. The Company had the power to elect, at its sole discretion, to settle any or all of the stock-settled RSUs wholly or partly in cash.

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

2018 Equity and Incentive Compensation Plan

Our board of directors and stockholders adopted the 2018 Equity and Incentive Compensation Plan (“2018 Plan”) to attract and retain officers, employees, directors, consultants and other key personnel and to provide those persons incentives and awards for performance. The 2018 Plan originally allocated 2.8 million shares of common stock in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, or other stock-based awards. In 2019 our board of directors and stockholders amended and restated the 2018 Plan to increase the number of shares available for issuance by 3.6 million shares. Any shares that become available as a result of forfeiture, cancelation, expiration or cash settlement of an award are allowed to be granted again at a future date under the 2018 Plan. This plan expires on February 1, 2028. As of December 31, 2019, up to approximately 2.1 million shares were available for future grants under this plan.

RSUs are generally valued at the market price of a share of our common stock on the date of grant. Awards granted to employees generally vest over a three or four-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.

The following table summarizes the 2019 transactions related to the RSUs granted under the 2018 Plan.

		Weighted-
	Number	Average
	of Units	Grant-Date
	(In thousands)	Fair Value
Unvested balance at January 1, 2019	2,440	$19.62
Granted	2,039	2.56
Vested	(907)	17.33
Forfeited	—	—
Unvested balance at December 31, 2019	3,572	$10.46

Stock-based compensation expense for these RSUs was $15.4 million and $15.2 million in 2019 and 2018, respectively. The weighted-average grant-date fair value per share of RSUs granted was $2.56 and $19.67 in 2019 and 2018, respectively. The fair value of RSUs vested was $15.8 million and $5.0 million in 2019 and 2018, respectively. At December 31, 2019, there was $26.8 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.2 years.

The compensation cost charged against income for all stock-based compensation was $15.4 million and $18.9 million in 2019 and 2018, respectively. The total income tax benefit for all stock-based compensation was $1.2 million and $3.8 million in 2019 and 2018 respectively; however, such benefit was substantially offset by the valuation allowance against our deferred tax assets.

NOTE 8 — RETIREMENT PLAN

We offer a 401(k) defined contribution retirement plan (“401(k) Plan”), which allows a participant to defer, by payroll deductions, from 0% to 100% of the participant’s annual compensation, limited to certain annual maximums set by the Internal Revenue Code. The 401(k) Plan has historically provided a discretionary matching contribution to each participant’s account. Company matching contributions to the 401(k) Plan are made in cash and were $2.5 million, $4.1 million, and $1.5 million in 2019, 2018 and 2017, respectively. The Company suspended matching contributions in July 2015 and resumed making contributions in July 2017. The Company again suspended matching contributions in January 2020.

NOTE 9 — IMPAIRMENTS AND OTHER CHARGES

The following table summarizes our impairments and other charges:

	Year Ended December 31,
(In millions)	2019	2018	2017
Supply commitment charges	$58.5	$19.2	$1.2
Impairment of assets	9.7	—	—
Inventory write-down	1.4	—	—
Lease abandonment charges	—	—	0.6
Total impairments and other charges	$69.6	$19.2	$1.8

Supply Commitment Charges

We incur supply commitment charges when our purchases of sand from certain suppliers are less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future losses that are considered likely are also required to be recorded in the current period.

We recorded aggregate charges under these supply contracts of $58.5 million, $19.2 million and $1.2 million in 2019, 2018 and 2017, respectively. These charges relate to actual purchase shortfalls incurred, as well as forecasted losses expected to be incurred and settled in future periods. Approximately $12 million of our 2018 supply commitment charges related to estimated losses under these contracts for 2019. These purchase shortfalls are largely due to our customers choosing to procure their own sand, often from sand mines closer to their operating areas.

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

Fleet Capacity Reduction

In the fourth quarter of 2019, we decided to dispose of certain idle equipment where we believed there was no expectation of future use. The equipment we selected for disposal was comprised primarily of hydraulic fracturing pumps that were substantially depreciated. Certain hydraulic fracturing components, such as engines and transmissions that we believe to have remaining useful lives, will be removed prior to disposing of the equipment and used in our maintenance and repair activities for our remaining fleets. These disposals reduce our capacity of equipment from 34 total fleets to 28 total fleets. The amount of proceeds we anticipate receiving from these disposals is not significant. We recorded an asset impairment of $4.2 million in the third quarter of 2019 in connection with these anticipated disposals.

Discontinued Wireline Operations

In May 2019, we discontinued our wireline operations due to financial underperformance resulting from market conditions. As a result of this decision, we recorded an asset impairment of $2.8 million and an inventory write-down of $1.4 million in the first quarter of 2019 to adjust these assets to their estimated fair market values and net realizable values, respectively. We sold substantially all of these assets in 2019 and received net proceeds of approximately $3.7 million.

Other Impairments

In the second quarter of 2019, we recorded $2.7 million of impairments for certain land and buildings that we no longer use. We are closely monitoring current industry conditions and future expectations. If industry conditions decline, we may be subject to impairments of long-lived assets or intangible assets in future periods.

Lease Abandonment Charges

During 2016, we vacated certain leased facilities to consolidate our operations. In 2017, we recognized expense of $0.6 million in connection with these actions.

NOTE 10 — ASSET DISPOSALS

During 2017, we sold a number of surplus pieces of property and equipment. In 2017, we received $4.1 million of proceeds and recognized a $1.4 million net gain on the sale of these assets.

NOTE 11 — GAIN ON INSURANCE RECOVERIES

In January 2017, a fire destroyed certain equipment in one of our fleets. These assets were insured at values greater than their carrying values. We received $4.2 million of insurance recovery proceeds for these assets, which exceeded their carrying values by $2.9 million.

NOTE 12 — INCOME TAXES

The following table summarizes the components of income tax expense (benefit):

	Year Ended December 31,
(In millions)	2019	2018	2017
Current:
Federal	$—	$—	$—
State	0.5	2.0	1.6
Foreign	0.9	—	—
Total current	1.4	2.0	1.6
Total deferred	—	—	—
Income tax expense	$1.4	$2.0	$1.6

Actual income tax expense (benefit) differed from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
(Loss) income before income taxes	$(71.5)	$260.4	$202.3
Statutory federal income tax rate	21.0%	21.0%	35.0%
Federal income tax (benefit) expense at statutory rate	(15.0)	54.7	70.8
State income tax (benefit) expense, net of federal effect	(0.1)	5.5	7.2
Effect of changes in income apportionment amongst states	12.0	6.1	8.2
Stock-based compensation	2.1	0.3	—
Effect of U.S. tax law change	—	—	424.8
Other items, net	1.7	(0.1)	1.7
Change in valuation allowance	0.7	(64.5)	(511.1)
Income tax expense	$1.4	$2.0	$1.6

Effective tax rate	(2.0)%	0.8%	0.8%

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

In December 2017, the President of the United States signed into law H.R. 1, or commonly referred to as the Tax Cuts and Jobs Act of 2017 that, among other things, reduced the federal income tax rate from 35% to 21% beginning on January 1, 2018. Under generally accepted accounting principles for income taxes, we recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted. Accordingly, we remeasured our federal deferred tax assets as of December 31, 2017, to a 21% rate. This would have resulted in additional tax expense of $424.8 million in 2017; however, this amount was offset by a corresponding change in our valuation allowance.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(In millions)	2019	2018
Deferred tax assets:
Goodwill and intangible assets	$257.5	$313.0
Federal net operating loss carryforwards	359.3	319.4
State net operating loss carryforwards, net of federal benefit	43.9	41.0
Accrued liabilities	13.7	5.7
Operating lease liability	6.2	—
Stock-based compensation	2.2	2.4
Other	2.3	1.8
Gross deferred tax assets	685.1	683.3
Valuation allowance	(671.7)	(671.0)
Total deferred tax assets	13.4	12.3

Deferred tax liabilities:
Property, plant, and equipment	7.6	12.3
Operating lease right-of-use assets	5.8	—
Total deferred tax liabilities	13.4	12.3

Net deferred tax asset	$—	$—

Because of our valuation allowance, our net deferred tax assets are zero and no deferred tax assets or liabilities are included in the consolidated balance sheets.

At December 31, 2019, our federal net operating loss carryforwards were $1,710.9 million, of which $1,519.3 million will expire on various dates between 2032 and 2036 with the remaining losses carried forward indefinitely. Our state net operating loss carryforwards will generally begin to expire in 2030 except for $13.4 million that will expire between 2020 and 2029.

In 2012, we established a full valuation allowance with respect to our net deferred tax assets. We have recorded a full valuation allowance for these net deferred tax assets for each year since 2012. As a result, we only recorded income tax expense for states that limit the deduction of net operating loss carryforwards and for foreign income taxes. Deferred tax assets related to our U.S. federal and state tax net operating losses are still available to us to offset future taxable income, subject to limitations in the event of a change of control under Section 382 of the Internal Revenue Code. At December 31, 2019, we had not incurred such an ownership change.

At each reporting date, we consider all available positive and negative evidence to evaluate whether our deferred tax assets are more likely than not to be realized. A significant piece of negative evidence that we consider is whether we have incurred cumulative losses (generally defined as losses before income taxes) in recent years. Such negative evidence weighs heavily against other more subjective positive evidence such as our projections for future taxable income. We noted that for the three years ended December 31, 2019, we recorded cumulative income before income taxes of $391.2 million. Notwithstanding the three-year cumulative income, we concluded that a full valuation allowance was still required at December 31, 2019. We based this conclusion on the positive and negative evidence discussed below.

The primary positive evidence we noted was:

•	Cumulative income before income taxes for the three years ended December 31, 2019, was $391.2 million.

The primary negative evidence we noted was:

•	Our loss before income taxes in 2019 was $71.5 million.
•	Cumulative losses before income taxes since 2012 was $4,375.5 million.
•	The cumulative income before income taxes for the three-year period ended December 31, 2019, was only the second profitable three-year period since 2012.
•	The forecasts of our results and the consensus forecasts of the hydraulic fracturing industry have been historically volatile due to the up-and-down cycles experienced by the industry.
•

We have over $1.1 billion of deductible temporary differences that will reverse over the next six years. These deductions will significantly limit the amount of net operating loss carryforwards that we will be able to realize over that time. These deductions also increase the likelihood that we could generate additional net operating losses in future periods.

•	We do not have prudent and feasible tax-planning strategies available to us to realize deferred tax assets.

If we generate income before income taxes in future periods and if our forecasts become more accurate due to the cycles of the hydraulic fracturing industry becoming less significant, we may be able to recognize a portion of our net deferred tax assets in future periods. We will adjust the valuation allowance based on our evaluation of new information as it becomes available and new circumstances as they occur.

At December 31, 2019 and 2018, we had no liability for uncertain tax positions.

FTS International, Inc. and its U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. We do not currently have significant operations or undistributed earnings in foreign jurisdictions. Our income tax returns are currently subject to examination in federal and state jurisdictions primarily for tax years from 2014 through 2017.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We have purchase commitments with certain vendors to supply a significant portion of the proppant used in our operations. These agreements have remaining terms ranging from one to five years. Some of these agreements have minimum unconditional purchase obligations. These minimum purchase obligations could change based upon the vendors ability to supply a minimum requirement. The amount of credit we received for purchases made under these agreements was $19.9 million, $33.8 million and $38.8 million in 2019, 2018 and 2017, respectively. At December 31, 2019, our future minimum purchase commitments due under these agreements is summarized below:

(In millions)	2020	2021	2022	2023	2024	Thereafter
Purchase obligations recognized on the balance sheet	$11.0	$11.0	$11.0	$11.0	$11.0	$—
Other purchase obligations	16.1	12.7	10.3	10.3	10.1	—
Total purchase obligations	$27.1	$23.7	$21.3	$21.3	$21.1	$—

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

Patterson v. FTS International Manufacturing, LLC and FTS International Services, LLC: On June 24, 2015, Joshua Patterson filed a lawsuit against the Company in the 115th Judicial District Court of Upshur County, Texas, alleging, among other things, that the Company was negligent with respect to an automobile accident in 2013. Mr. Patterson sought monetary relief of more than $1 million. On July 19, 2018, a jury returned a verdict of approximately $100 million, including punitive damages, against the Company. The trial court reduced the judgment on November 12, 2018 to approximately $33 million. The Company’s insurance carriers have been defending the suit and are appealing the final judgment. The Twelfth Court of Appeals heard oral arguments on the Company’s appeal on February 13, 2020. While the outcome of this case is uncertain, the Company has met its insurance deductible for this matter and we do not expect the ultimate resolution of this case to have a material adverse effect on our consolidated financial statements.

Securities Act Litigation: On February 22, 2019, Carol Glock filed a purported securities class action in the 160th Civil District Court of Dallas County, Texas (Cause No. DC-19-02668) against the Company, certain of our officers, directors and stockholders, and certain of the underwriters of our IPO. The petition is brought on behalf of an alleged class of persons or entities who purchased our common stock in or allegedly traceable to our IPO, and purports to allege claims arising under Sections 11 and 15 of the Securities Act of 1933, as amended. The petition generally alleges that the defendants violated federal securities laws relating to the disclosure in the registration statement and prospectus filed with the Securities and Exchange Commission in connection with our IPO. The petition seeks, among other relief, class certification, damages in an amount in excess of $1.0 million, and reasonable costs and expenses, including attorneys’ fees. The Company has insurance coverage on this matter and has hired counsel to vigorously defend the case, but several of the Company’s co-defendants have tendered requests for indemnification that are not covered by the Company’s insurance. The Company has agreed to indemnify the IPO underwriter co-defendants. The Company is otherwise analyzing these indemnification requests. Defendants Special Exceptions to the petition requesting dismissal if the defects cannot be cured were overruled on November 22, 2019, but Defendants are appealing this ruling through a Petition for Writ of Mandamus which was filed on February 12, 2020. While the outcome of this case is uncertain, we do not expect the ultimate resolution of this case to have a material adverse effect on our consolidated financial statements.

We believe that costs associated with other legal matters will not have a material adverse effect on our consolidated financial statements.

NOTE 14 — EARNINGS (LOSS) PER SHARE

The numerators and denominators of the basic and diluted earnings (loss) per share (“EPS”) computations for our common stock are calculated as follows:

	Year Ended December 31,
(In millions, except per share amounts)	2019	2018	2017
Numerator:
Net (loss) income	$(72.9)	$258.4	$200.7
Convertible preferred stock accretion	—	—	(226.6)
Net reversal of convertible preferred stock accretion due to recapitalization of convertible preferred stock to common stock (2)	—	423.2	—
Net (loss) income attributable to common stockholders used for basic EPS computation	(72.9)	681.6	(25.9)
Add back the effect of dilutive securities:
Convertible preferred stock accretion (3)	—	—	—
Net (loss) income attributable to common stockholders used for diluted EPS computation	$(72.9)	$681.6	$(25.9)

Denominator:
Weighted average shares used for basic EPS computation (1)	108.8	104.2	51.8
Effect of dilutive securities:
Convertible preferred stock (3)	—	—	—
Restricted stock units (4) (5)	—	—	—
Dilutive potential common shares	—	—	—
Number of shares used for diluted EPS computation	108.8	104.2	51.8

Basic and diluted EPS	$(0.67)	$6.54	$(0.50)

(1)	The weighted average shares outstanding has been adjusted to give effect to a 69.258777 : 1 reverse stock split that occurred in February 2018 in connection with the completion of our IPO.
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

(3)

Dilutive securities in our diluted EPS calculation do not include the effects of converting the convertible preferred stock because the effect would be antidilutive. The number of common stock equivalents attributable to convertible preferred stock was 13.0 million shares as of December 31, 2017.

(4)

Dilutive securities in our diluted EPS calculation do not include RSUs granted under our 2014 LTIP. Vesting of these RSUs was dependent upon the satisfaction of both a service condition and a corporate liquidity event such as an initial public offering of our common stock. As of December 31, 2017, a corporate liquidity event had not occurred and the holders of these RSUs had no rights to our undistributed earnings. Therefore, they were excluded from the effect of dilutive securities.

(5)	The dilutive effect of employee restricted stock units granted under our 2018 LTIP was either immaterial or antidilutive for 2019 and 2018.

NOTE 15 — SELECTED QUARTERLY DATA (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
(In millions, except per share amounts)	2019	2019	2019	2019

Revenue
Revenue	$221.6	$225.8	$186.0	$142.3
Revenue from related parties	0.9	—	—	—
Total revenue	222.5	225.8	186.0	142.3

Operating expenses
Costs of revenue	163.1	165.9	147.2	102.7
Selling, general and administrative	23.6	21.7	21.1	22.7
Depreciation and amortization	22.4	22.8	22.7	22.1
Impairments and other charges (1)	60.8	2.8	5.1	0.9
Loss (gain) on disposal of assets, net	0.3	(1.2)	(0.1)	(0.4)
Total operating expenses	270.2	212.0	196.0	148.0

Operating (loss) income	(47.7)	13.8	(10.0)	(5.7)

Interest expense, net	(8.2)	(7.7)	(7.6)	(7.2)
Gain (loss) on extinguishment of debt, net	0.5	(0.1)	0.8	—
Equity in net income of joint venture affiliate	0.6	—	—	—
Gain on sale of equity interest in joint venture affiliate	—	—	7.0	—

(Loss) income before income taxes	(54.8)	6.0	(9.8)	(12.9)
Income tax expense	0.2	0.1	1.0	0.1

Net (loss) income	$(55.0)	$5.9	$(10.8)	$(13.0)

Basic and diluted (loss) earnings per share	$(0.50)	$0.05	$(0.10)	$(0.12)
Shares used in computing basic and diluted (loss) earnings per share	109.7	109.7	108.6	107.3

(1)

We recorded a supply commitment charge of $55.0 million in the first quarter of 2019 for expected losses from unconditional purchase obligations. See Note 9 — “Impairments and Other Charges” for more information.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
(In millions, except per share amounts)	2018	2018	2018	2018

Revenue
Revenue	$423.3	$454.6	$324.4	$248.1
Revenue from related parties	44.2	38.7	10.0	—
Total revenue	467.5	493.3	334.4	248.1

Operating expenses
Costs of revenue	312.2	329.4	222.2	169.4
Selling, general and administrative	25.8	20.8	19.7	21.6
Depreciation and amortization	20.6	20.7	21.1	22.3
Impairments and other charges	2.0	4.0	10.0	3.2
Loss (gain) on disposal of assets, net	0.5	(0.2)	(0.1)	(0.3)
Total operating expenses	361.1	374.7	272.9	216.2

Operating income	106.4	118.6	61.5	31.9

Interest expense, net	(17.4)	(12.1)	(10.4)	(9.4)
(Loss) gain on extinguishment of debt, net	(9.3)	(0.8)	(0.6)	0.9
Equity in net (loss) income of joint venture affiliate	—	(1.2)	(0.7)	3.0

Income before income taxes	79.7	104.5	49.8	26.4
Income tax expense (benefit)	1.0	0.9	0.2	(0.1)

Net income	$78.7	$103.6	$49.6	$26.5

Net income attributable to common stockholders	$501.9	$103.6	$49.6	$26.5

Basic and diluted earnings per share attributable to common stockholders	$5.68	$0.95	$0.45	$0.24
Shares used in computing basic and diluted earnings per share	88.4	109.3	109.3	109.4