Form 10-Q
period 2020-03-31
FTS International, Inc.
filed 2020-04-30
CIK 1529463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2020

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

As of April 24, 2020, the registrant had 107,575,751 shares of common stock, $0.01 par value, outstanding.

FTS INTERNATIONAL, INC.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. Forward-looking statements may be identified by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “likely,” “may,” “project,” “potential,” “seek,” “should,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, investors should not unduly rely on such statements. The risks that could cause these forward-looking statements to be inaccurate include but are not limited to:

•	a decline in domestic spending by the onshore oil and natural gas industry;
•	volatility in oil and natural gas prices;
•	the effect of a loss of, financial distress of, or decline in activity levels of, one or more significant customers;
•	actions of the Organization of the Petroleum Exporting Countries, or OPEC, its members and other state-controlled oil companies relating to oil price and production controls;
•	our inability to employ a sufficient number of key employees, technical personnel and other skilled or qualified workers;
•	the price and availability of alternative fuels and energy sources;
•	the discovery rates of new oil and natural gas reserves;
•	the availability of water resources, suitable proppant and chemicals in sufficient quantities and pricing for use in hydraulic fracturing fluids;
•	uncertainty in capital and commodities markets and the ability of oil and natural gas producers to raise equity capital and debt financing;
•	our ability to manage the maturities of our term loan and senior notes;
•	ongoing and potential securities litigation and other litigation and legal proceedings, including arbitration proceedings;
•

the ability to successfully manage the economic and operational challenges associated with a disease outbreak, including epidemics, pandemics, or similar widespread public health concerns, including the COVID-19 pandemic;

•	the ultimate duration and impact of geopolitical events that adversely affect the price of oil, including the Saudi-Russia price war; and
•	a deterioration in general economic conditions or a weakening of the broader energy industry.

See the “Risk Factors” included in Part II, Item 1A of this quarterly report and in Item 1A of our annual report on Form 10-K for a more complete discussion of the risks and uncertainties mentioned above and for  a discussion of other risks and uncertainties we face that could cause our forward-looking statements to be inaccurate. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this quarterly report and hereafter in our other filings with the Securities and Exchange Commission and other public communications.

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

PART 1 – FINANCIAL INFORMATION

Item 1.Financial Statements

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2020	2019
Revenue
Revenue	$150.8	$221.6
Revenue from related parties	0.7	0.9
Total revenue	151.5	222.5

Operating expenses
Costs of revenue (excluding depreciation of $20.5 and $20.4 respectively, included in depreciation and amortization below)	115.2	163.1
Selling, general and administrative	17.7	23.6
Depreciation and amortization	21.4	22.4
Impairments and other charges	3.7	60.8
(Gain) loss on disposal of assets, net	(0.1)	0.3
Total operating expenses	157.9	270.2

Operating loss	(6.4)	(47.7)

Interest expense, net	(7.3)	(8.2)
Gain on extinguishment of debt, net	2.0	0.5
Equity in net income of joint venture affiliate	—	0.6

Loss before income taxes	(11.7)	(54.8)
Income tax expense	—	0.2

Net loss	$(11.7)	$(55.0)

Basic and diluted loss per share	$(0.11)	$(0.50)
Shares used in computing basic and diluted loss per share	107.3	109.7

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions, except share amounts)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$199.2	$223.0
Accounts receivable, net	78.6	77.0
Accounts receivable from related parties, net	0.6	—
Inventories	43.6	45.5
Prepaid expenses and other current assets	15.0	7.0
Total current assets	337.0	352.5

Property, plant, and equipment, net	223.1	227.0
Operating lease right-of-use assets	22.5	26.3
Intangible assets, net	29.5	29.5
Other assets	3.9	4.0
Total assets	$616.0	$639.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$53.6	$36.4
Accrued expenses	25.2	22.9
Current portion of operating lease liabilities	13.8	14.3
Other current liabilities	14.6	11.6
Total current liabilities	107.2	85.2

Long-term debt	434.7	456.9
Operating lease liabilities	10.5	13.9
Other liabilities	34.6	45.6
Total liabilities	587.0	601.6

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized	—	—
Common stock, $0.01 par value, 320,000,000 shares authorized, 107,498,360 shares issued and outstanding at March 31, 2020 and 107,107,401 shares issued and outstanding at December 31, 2019	36.4	36.4
Additional paid-in capital	4,385.0	4,382.0
Accumulated deficit	(4,392.4)	(4,380.7)
Total stockholders’ equity	29.0	37.7
Total liabilities and stockholders’ equity	$616.0	$639.3

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2020	2019
Cash flows from operating activities
Net loss	$(11.7)	$(55.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21.4	22.4
Stock-based compensation	3.1	3.0
Amortization of debt discounts and issuance costs	0.4	0.5
(Gain) loss on disposal of assets, net	(0.1)	0.3
Gain on extinguishment of debt, net	(2.0)	(0.5)
Non-cash provision for supply commitment charges	3.2	56.6
Cash paid to settle supply commitment charges	(11.2)	—
Impairment of assets	—	2.8
Inventory write-down	—	1.4
Other non-cash items	1.0	(0.8)
Changes in operating assets and liabilities:
Accounts receivable	(2.4)	7.7
Accounts receivable from related parties	(0.7)	—
Inventories	1.8	(1.7)
Prepaid expenses and other assets	(8.1)	0.3
Accounts payable	16.2	(11.3)
Accrued expenses and other liabilities	2.3	8.2
Net cash provided by operating activities	13.2	33.9

Cash flows from investing activities
Capital expenditures	(16.4)	(11.7)
Proceeds from disposal of assets	0.1	0.1
Net cash used in investing activities	(16.3)	(11.6)

Cash flows from financing activities
Repayments of long-term debt	(20.6)	(26.3)
Taxes paid related to net share settlement of equity awards	(0.1)	(1.7)
Net cash used in financing activities	(20.7)	(28.0)

Net decrease in cash and cash equivalents	(23.8)	(5.7)
Cash and cash equivalents at beginning of period	223.0	177.8
Cash and cash equivalents at end of period	$199.2	$172.1

Supplemental cash flow information:
Interest paid	$1.4	$2.3
Income tax payments	$—	$—
Noncash investing and financing activities:
Capital expenditures included in accounts payable	$2.0	$4.1

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2020	107,107	$36.4	$4,382.0	$(4,380.7)	$37.7

Net loss	—	—	—	(11.7)	(11.7)
Activity related to stock plans	391	—	3.0	—	3.0
Balance at March 31, 2020	107,498	$36.4	$4,385.0	$(4,392.4)	$29.0

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2019	109,435	$36.4	$4,378.4	$(4,307.9)	$106.9

Net loss	—	—	—	(55.0)	(55.0)
Cumulative effect of accounting change	—	—	—	0.1	0.1
Activity related to stock plans	364	—	1.3	—	1.3
Balance at March 31, 2019	109,799	$36.4	$4,379.7	$(4,362.8)	$53.3

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

Unless the context requires otherwise, the use of the terms “FTSI,” “Company,” “we,” “us,” “our” or “ours” in these Notes to Consolidated Financial Statements refer to FTS International, Inc., together with its consolidated subsidiaries. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2019. In our opinion, the consolidated financial statements included herein contain all adjustments of a normal, recurring nature considered necessary for a fair presentation of the interim periods. The results of operations of the interim periods are not necessarily indicative of the results of operations to be expected for the full year. There were no items of other comprehensive income in the periods presented.

Fair Value of Financial Instruments

Money market funds, classified as cash and cash equivalents, are the only financial instruments that are measured and recorded at fair value on the Company’s balance sheets. The following table presents money market funds at their level within the fair value hierarchy.

(In millions)	Total	Level 1	Level 2	Level 3
March 31, 2020
Money market funds	$144.4	$144.4	$—	$—

December 31, 2019
Money market funds	$193.6	$193.6	$—	$—

New Accounting Standards Updates

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. This standard requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard also applies to financial assets arising from revenue transactions such as accounts receivables. We adopted this standard on January 1, 2020, and it had no material effect on our consolidated financial statements.

NOTE 2 — CURRENT ECONOMIC ENVIRONMENT

Our business activities are concentrated in the well completion services segment of the oilfield services industry in the United States. The market for these services is cyclical, and we depend on the willingness of our customers to make expenditures to explore for, develop, and produce oil and natural gas in the United States. The willingness of our customers to undertake these activities depends largely upon prevailing industry conditions and is predominantly influenced by current and expected future prices for oil and natural gas. Our customer base is also concentrated. Our business, financial condition and results of operations can be materially adversely affected if one or more of our significant customers ceases to engage us for our services on favorable terms, or at all, or fails to pay, or delays in paying, us significant amounts of our outstanding receivables.

Low oil prices since March 2020 because of the COVID-19 pandemic and the Saudi-Russia price war have caused our customers to substantially reduce their hydraulic fracturing activities and the prices they are willing to pay for our services. While our first quarter results reflect some reduction of this activity at the end of the quarter, we currently expect to only average three to four active fleets in the second quarter.  We have limited visibility for future work as many of our customers have partially or fully suspended their well completion activities. As a result, we expect a substantial decline in revenue and profitability for the remainder of 2020.

In response to this market environment, we are focused on reducing the number of active fleets we offer into the market, as well as managing our fixed costs to reduce the amount of cash needed to support our business during this time of low activity and low pricing levels. Our actions have included  reducing labor costs through reductions in force, wage reductions, and furloughs. We are also negotiating  with all our vendors to significantly reduce our non-labor costs. We are working to ensure the Company is well positioned to supply the industry with the hydraulic fracturing services that are an integral part of U.S. oil production.

We believe that our cash and cash equivalents, any cash provided by operations, and the availability under our revolving credit facility will be sufficient to fund our operations, capital expenditures, contractual obligations, and debt maturities for at least the next 12 months. We continually assess alternatives to our capital structure and evaluate strategic capital initiatives which may include, but are not limited to, equity and debt financings and the modification of existing debt, including the amount of debt outstanding, the types of debt issued and the maturity dates of the debt. These alternatives, if implemented, could materially affect our capitalization, debt ratios and cash balances.

NOTE 3 — INDEBTEDNESS AND BORROWING FACILITY

The following table summarizes our long-term debt:

	March 31,	December 31,
(In millions)	2020	2019
Term loan due April 2021 ("Term Loan")	$67.4	$90.0
Senior notes due May 2022 ("2022 Senior Notes")	369.9	369.9
Total principal amount	437.3	459.9
Less unamortized discount and debt issuance costs	(2.6)	(3.0)
Total long-term debt	$434.7	$456.9
Estimated fair value of long-term debt	$184.7	$317.2

Estimated fair values for our  Term Loan and 2022 Senior Notes were determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the FASB’s fair value hierarchy. We believe we were in compliance with all of the covenants in our debt agreements at March  31, 2020.

Debt Repayments

In the first quarter of 2020, we repaid $22.6 million of aggregate principal amount of Term Loan using cash on hand. We recognized a gain on this debt extinguishment of $2.0 million.

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

As of March  31, 2020, the borrowing base was $60.6 million and therefore our maximum availability under the credit facility was $60.6 million. As of March  31, 2020, there were no borrowings outstanding under the credit facility, and letters of credit totaling $4.3 million were issued, resulting in $56.3 million of availability under the credit facility.

We believe we were in compliance with all of the covenants in the credit facility at March  31, 2020.

NOTE 4 — SHARE REPURCHASE

In May 2019, our board of directors (our “Board”) approved an authorization for a total share repurchase of up to $100 million of the Company’s common stock to be executed through open market or private transactions. The authorization expires on May 14, 2020 and may be discontinued at any time. For the first quarter of 2020 we repurchased zero shares of common stock. At March  31, 2020,  $90.1 million of the authorized amount was available for share repurchases under this program.

The amount and timing of share repurchases are at the sole discretion of the Company, and plans for future share repurchases may be revised by the Board at any time. The share repurchase program could be affected by, among other things, changes in results of operations, capital expenditures, cash flows, and applicable tax laws.

NOTE 5 — REVENUE

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

NOTE 6 — IMPAIRMENTS AND OTHER CHARGES

The following table summarizes our impairments and other charges:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Supply commitment charges	$3.2	$56.6
Employee severance costs	0.5	—
Impairment of assets	—	2.8
Inventory write-down	—	1.4
Total impairments and other charges	$3.7	$60.8

Supply Commitment Charges

We incur supply commitment charges when our purchases of sand from certain suppliers are less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future losses that are considered likely are also required to be recorded in the current period.

During the first quarter of 2020 and 2019, we recorded aggregate charges under these supply contracts of $3.2 million and $56.6 million, respectively. These charges relate to actual purchase shortfalls incurred, as well as forecasted losses expected to be incurred and settled in future periods. Historically, these purchase shortfalls have been largely due to our customers choosing to procure their own sand, often from sand mines closer to their operating areas. The supply commitment charge in the first quarter of 2020 was also due to the significant reduction in customer activity expected in the second quarter of 2020 as a result of the decline in oil and gas commodity prices.

In May 2019, we restructured and amended our largest sand supply contract to reduce the total remaining commitment through 2024 by approximately $162 million. In connection with this amendment, we recorded a supply commitment charge of $55.0 million in the first quarter of 2019 to record losses on certain expected purchase shortfalls. Please refer to Note 9, “Impairments and Other Charges” in our annual report on Form 10-K for the year ended December 31, 2019, for more information regarding this amended and restated supply contract. The remaining amount of the 2019 charges represent revised estimates of our purchase shortfalls under this contract for 2019.

Estimated losses related to these supply contracts contain uncertainties, such as future customer demand and sand preferences. These uncertainties require us to use judgment to quantify these estimates. Actual results could materially differ from our estimates. For example, we could see additional charges in 2020 if current activity levels extend well into the second half of 2020 and we are unable to utilize the sand under these supply contracts.

Employee Severance Costs

In the first quarter of 2020, we incurred employee severance costs of $0.5 million in connection with our cost reduction measures to mitigate losses from the decline in customer activity levels due to the low commodity price environment. At March 31, 2020, we had a remaining liability for future severance payments of $0.5 million.

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

Risk of Future Impairments

As previously discussed, we have experienced a substantial downturn in our business due to the COVID-19 pandemic and Saudi-Russia price war. We concluded that this downturn was a triggering event to test our long-lived assets and indefinite-lived tradename for impairment. After testing these assets for impairment, we concluded that no impairments were required at March 31, 2020. These tests rely on two key inputs: the estimated severity and length of the current industry downturn and the magnitude of an industry recovery. If current industry conditions continue for a prolonged period or if our estimates of these key inputs are revised unfavorably in a future quarter, we will likely incur impairments of long-lived assets or our tradename in a  future period.

NOTE 7 — INCOME TAXES

In 2012, we established a full valuation allowance with respect to our U.S. federal deferred tax assets and state deferred tax assets in excess of our deferred tax liabilities. We have recorded a full valuation allowance for these net deferred tax assets for each year since 2012. As a result, we only record income tax expense for states that limit the deduction of net operating loss carryforwards and for foreign income taxes. Deferred tax assets related to our U.S. federal and state tax net operating losses are still available to us to offset future taxable income, subject to limitations in the event of a change of control under Section 382 of the Internal Revenue Code. At March 31, 2020, we had not incurred such an ownership change.

At each reporting date, we consider all available positive and negative evidence to evaluate whether our deferred tax assets are more likely than not to be realized. A significant piece of negative evidence that we consider is whether we have incurred cumulative losses (generally defined as losses before income taxes) in recent years. Such negative evidence weighs heavily against other more subjective positive evidence such as our projections for future taxable income. We noted that for the three years ended December 31, 2019, we recorded cumulative income before income taxes of $391.2 million. Notwithstanding the three-year cumulative income, we concluded that a full valuation allowance was still required at March 31, 2020, because of the significant fluctuations of our business in recent years,  and our losses before income taxes for the year ended December 31, 2019, and the for three months ended March 31, 2020.

NOTE 8  — EARNINGS PER SHARE

The numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for our common stock are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2020	2019
Numerator:
Net loss used for basic and diluted EPS computations	$(11.7)	$(55.0)

Denominator:
Weighted average shares used for basic EPS computation	107.3	109.7
Dilutive potential of employee restricted stock units	—	—
Number of shares used for diluted EPS computation	107.3	109.7
Basic and diluted EPS	$(0.11)	$(0.50)

The following table includes common stock equivalents that were not included in the calculation of diluted EPS for the periods presented because the effect would be antidilutive. These securities could be dilutive in future periods.

	Three Months Ended
	March 31,
(In millions)	2020	2019
Employee restricted stock units	3.0	1.9

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We have purchase commitments with certain vendors to supply a significant portion of the proppant used in our operations. These agreements have remaining terms ranging from one to five years. Some of these agreements have minimum unconditional purchase obligations. See Note 6 – “Impairments and Other Charges” for more discussion of these purchase commitments.

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

Securities Act Litigation: On February 22, 2019, Carol Glock filed a purported securities class action in the 160th Civil District Court of Dallas County, Texas (Cause No. DC-19-02668) against the Company, certain of our officers, directors and stockholders, and certain of the underwriters of our initial public offering of common stock (“IPO”). The petition is brought on behalf of an alleged class of persons or entities who purchased our common stock in or allegedly traceable to our IPO, and purports to allege claims arising under Sections 11 and 15 of the Securities Act of 1933, as amended. The petition generally alleges that the defendants violated federal securities laws relating to the disclosure in the registration statement and prospectus filed with the Securities and Exchange Commission in connection with our IPO. The petition seeks, among other relief, class certification, damages in an amount in excess of $1.0 million, and reasonable costs and expenses, including attorneys’ fees. The Company has insurance coverage on this matter and has hired counsel to vigorously defend the case, but several of the Company’s co-defendants have tendered requests for indemnification that are not covered by the Company’s insurance. The Company has agreed to indemnify the IPO underwriter co-defendants. The Company is otherwise analyzing these indemnification requests. Defendants’ Special Exceptions to the petition requesting dismissal if the defects cannot be cured were overruled on November 22, 2019, but Defendants are appealing this ruling through a Petition for Writ of Mandamus which was filed on February 12, 2020. Mediation is presently scheduled to start April 29, 2020. While the outcome of this case is uncertain, we do not expect the ultimate resolution of this case to have a material adverse effect on our consolidated financial statements.

We believe that costs associated with other legal matters will not have a material adverse effect on our consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the use of the terms “FTSI,” “Company,” “we,” “us,” “our” or “ours” refer to FTS International, Inc., together with its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this quarterly report on Form 10-Q as well as information in our annual report on Form 10-K for the year ended December 31, 2019. Unless otherwise specified, all comparisons made are to the corresponding period of 2019.

Overview

We are an independent hydraulic fracturing service company and one of the only vertically integrated service providers of its kind in North America. Our services stimulate hydrocarbon flow from oil and natural gas wells drilled by E&P companies. We had 1.4 million total hydraulic horsepower across 28 fleets, with 7 fleets active as of March 31, 2020. We operate in five major basins in the United States: the Permian Basin, the SCOOP/STACK Formation, the Marcellus/Utica Shale, the Eagle Ford Shale and the Haynesville Shale.

Summary Financial Results

•	Total revenue for the first quarter of 2020 was $151.5 million, which represented a decrease of $71.0 million from the same period in 2019.
•

Net loss for the first quarter of 2020 was $11.7 million, which represented an improvement of $43.3 million from the same period in 2019. The first quarter of 2019 included a supply commitment charge of $56.6 million.

•	Adjusted EBITDA for the first quarter of 2020 was $21.7 million, which represented a decrease of $17.7 million from the same period in 2019.
•	Total principal amount of long-term debt was $437.3 million at March 31, 2020, which represented a decrease of $22.6 million from December 31, 2019.

Industry trends and business outlook

Our business depends on the willingness of E&P companies to make expenditures to explore for, develop, and produce oil and natural gas in the United States. The willingness of E&P companies to undertake these activities depends largely upon prevailing industry conditions and is predominantly influenced by current and expected future prices for oil and natural gas. A widely watched indicator of E&P companies’ aggregate activity levels is the drilling rig count, or rig count. The active horizontal rig count is a subset of the total rig count and is the most strongly correlated with the aggregate industry demand for hydraulic fracturing services.

The average horizontal rig count was approximately 700 for the first quarter of 2020, compared to an average of approximately 920 for the first quarter of 2019, according to a report by Baker Hughes. However, the rig count and our customer activity began decreasing significantly in March 2020 as E&P companies began reacting to the significantly lower price of oil due to the COVID-19 pandemic and Saudi-Russia price war. The rig count at the end of March 2020 was approximately 650. The rig count dropped to 426 on April 24, 2020. The decrease in rig count has substantially lowered the demand for our hydraulic fracturing equipment and we have limited visibility for future demand as many of our customers have partially or fully suspended their well completion activities. While our first quarter results reflect some reduction of customer activity at the end of the quarter, we currently expect to only average three to four active fleets in the second quarter.

The prices that we are able to charge for our services is affected by the supply of hydraulic fracturing equipment that is available in the market to meet customer demand. Since the middle of 2018, the supply of hydraulic fracturing equipment has exceeded the demand for equipment, and as a result, the pricing for our services declined during this period. The convergence of the COVID-19 pandemic and the Saudi-Russia price war during the first quarter of 2020 further reduced the demand and pricing for our services, which are approaching breakeven levels on a cash basis across the industry.

In response to this market environment, we are focused on reducing the number of active fleets we offer into the market, as well as managing our fixed costs to reduce the amount of cash needed to support our business during this time of low activity and low pricing levels. Our actions have included  reducing labor costs through reductions in force, wage reductions, and furloughs. We are also negotiating  with all our vendors to significantly reduce our non-labor costs.

We are working to ensure the Company is well positioned to supply the industry with the hydraulic fracturing services that are an integral part of U.S. oil production. We believe we have sufficient liquidity to manage through this environment for at least the next 12 months, as well as fund the investment to grow our active fleet count as activity levels recover.

Results of Operations

Revenue

The following table includes certain operating statistics that affect our revenue:

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2019
Revenue	$150.8	$221.6
Revenue from related parties	0.7	0.9
Total revenue	$151.5	$222.5

Total fracturing stages	6,888	6,740
Active fleets (1)	16.0	20.0
Total fleets (2)	28.0	34.0

_____________________________

(1)	Active fleets is the average number of fleets operating during the period. We had 7 and 21 active fleets at March 31, 2020 and 2019, respectively.
(2)

Total fleets is the total number of fleets owned at the end of the period. In the fourth quarter of 2019, we decided to dispose of certain idle equipment that reduced our fleets owned to 28 total fleets.

Total revenue for the first quarter of 2020 decreased by $71.0 million from the same period in 2019. This decrease was due a lower number of average active fleets, lower average pricing of our services, a decrease in the prices for materials used in the fracturing process, and an increase in the portion of customers who provided their own proppant and fuel.

The number of fracturing stages completed per average active fleet for the first quarter of 2020 increased by 27.7%  from the same period in 2019.

Costs of revenue

The following table summarizes our costs of revenue:

	Three Months Ended March 31,
	2020		2019
		As a Percent		As a Percent
(Dollars in millions)	Dollars	of Revenue	Dollars	of Revenue
Costs of revenue, excluding depreciation	$115.2	76.1%	$163.1	73.3%
Depreciation — costs of revenue	20.5	13.5%	20.4	9.2%
Total costs of revenue	$135.7	89.6%	$183.5	82.5%

Total costs of revenue for the first quarter of 2020 decreased by $47.8 million from the same period in 2019.  This decrease was primarily due to the decrease in our costs of revenue, excluding depreciation.

Costs of revenue, excluding depreciation, for the first quarter of 2020 decreased by $47.9 million from the same period in 2019.  The decrease for the first quarter of 2020 was due to a lower number of average active fleets in the first quarter of 2020 compared to the same period in 2019, a decrease in the prices for materials used in the fracturing process, and an increase in the portion of customers who provided their own proppant and fuel.

Depreciation for our service equipment for the first quarter of 2020 was essentially flat with the same period in 2019.

Total costs of revenue as a percentage of total revenue for the first quarter increased by 7.1 percentage points from 82.5% in 2019 to 89.6% in 2020. This increase was primarily due to a decrease in pricing for our services in 2020.

Selling, general and administrative expense

Selling, general and administrative expense for the first quarter of 2020 decreased by $5.9 million from the same period in 2019. This decrease was primarily due to a decrease in compensation expense and certain facilities costs.

Depreciation and amortization

The following table summarizes our depreciation and amortization:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Costs of revenue (1)	$20.5	$20.4
Other (2)	0.9	2.0
Total depreciation and amortization	$21.4	$22.4

_________________________

(1)	Related to service equipment discussed under the “Costs of revenue” heading of this discussion and analysis.
(2)	Related to all long-lived assets other than service equipment.

Depreciation and amortization for the first quarter of 2020 decreased by $1.0 million from the same period in 2019, which was due to certain assets, other than service equipment, being disposed or becoming fully depreciated.

Impairments and other charges

The following table summarizes our impairments and other charges:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Supply commitment charges	$3.2	$56.6
Employee severance costs	0.5	—
Impairment of assets	—	2.8
Inventory write-down	—	1.4
Total impairments and other charges	$3.7	$60.8

Supply Commitment Charges: We incur supply commitment charges when our purchases of sand from certain suppliers are less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future losses that are considered likely are also required to be recorded in the current period.

During the first quarter of 2020 and 2019, we recorded aggregate charges under these supply contracts of $3.2 million and $56.6 million, respectively. These charges relate to actual purchase shortfalls incurred, as well as forecasted losses expected to be incurred and settled in future periods. Historically, these purchase shortfalls have been largely due to our customers choosing to procure their own sand, often from sand mines closer to their operating areas. The supply commitment charge in the first quarter of 2020 was also due to the significant reduction in customer activity expected in the second quarter of 2020 as a result of the decline in oil and gas commodity prices.

In May 2019, we restructured and amended our largest sand supply contract to reduce the total remaining commitment through 2024 by approximately $162 million. In connection with this amendment, we recorded a supply commitment charge of $55.0 million in the first quarter of 2019 to record losses on certain expected purchase shortfalls. Please refer to Note 9, “Impairments and Other Charges” in our annual report on Form 10-K for the year ended December 31, 2019, for more information regarding this amended and restated supply contract. The remaining amount of the 2019 charges represent revised estimates of our purchase shortfalls under this contract for 2019.

Estimated losses related to these supply contracts contain uncertainties, such as future customer demand and sand preferences. These uncertainties require us to use judgment to quantify these estimates. Actual results could materially differ from our estimates. For example, we could see additional charges in 2020 if current activity levels extend well into the second half of 2020 and we are unable to utilize the sand under these supply contracts.

Employee Severance Costs:    In the first quarter of 2020, we incurred employee severance costs of $0.5 million in connection with our cost reduction measures to mitigate losses from the decline in customer activity levels due to the low commodity price environment.

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

Risk of Future Impairments: As previously discussed, we have experienced a substantial downturn in our business due to the COVID-19 pandemic and Saudi-Russia price war. We concluded that this downturn was a triggering event to test our long-lived assets and indefinite-lived tradename for impairment. After testing these assets for impairment, we concluded that no impairments were required at March 31, 2020. These tests rely on two key inputs: the estimated severity and length of the current industry downturn and the magnitude of an industry recovery. If current industry conditions continue for a prolonged period or if our estimates of these key inputs are revised unfavorably in a future quarter, we will likely incur impairments of long-lived assets or our tradename in a future period.

Interest expense, net

Interest expense, net of interest income, for the first quarter of 2020 decreased by $0.9 million from the same period in 2019. This decrease was due to lower average long-term debt balances and lower average interest rates for our Term Loan in 2020.

Extinguishment of debt

In the first quarter of 2020, we repaid $22.6 million of aggregate principal amount of Term Loan using cash on hand. We recognized a gain on this debt extinguishment of $2.0 million.

Income taxes

In 2012, we established a full valuation allowance with respect to our U.S. federal deferred tax assets and state deferred tax assets in excess of our deferred tax liabilities.  We have continued to record a valuation allowance for these net deferred tax assets since 2012. As a result, we only record income tax expense for states that limit the deduction of net operating loss carryforwards and for foreign income taxes. See Note 7 — “Income Taxes” in the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more discussion of our valuation allowance.

Reconciliation of Adjusted EBITDA

The following table reconciles our net income or loss to Adjusted EBITDA:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Net loss	$(11.7)	$(55.0)
Interest expense, net	7.3	8.2
Income tax expense	—	0.2
Depreciation and amortization	21.4	22.4
(Gain) loss on disposal of assets, net	(0.1)	0.3
Gain on extinguishment of debt, net	(2.0)	(0.5)
Stock-based compensation	3.1	3.0
Supply commitment charges	3.2	56.6
Inventory write-down	—	1.4
Impairment of assets	—	2.8
Employee severance cost	0.5	—
Adjusted EBITDA (1)	$21.7	$39.4

_____________________________

(1)

Adjusted EBITDA is a non-GAAP financial measure that we define as earnings before interest, income taxes, and depreciation and amortization; as well as, the following items, if applicable: gain or loss on disposal of assets; debt extinguishment gains or losses; inventory write-downs, asset and goodwill impairments; gain on insurance recoveries; acquisition earn-out adjustments; stock-based compensation; supply commitment charges; acquisition or disposition transaction costs; gain on sale of equity interest in joint venture affiliate; and employee severance cost related to corporate-wide cost reduction initiatives. The most comparable financial measure to Adjusted EBITDA under GAAP is net income or loss. Adjusted EBITDA is used by management to evaluate the operating performance of our business for comparable periods and it is a metric used for management incentive compensation. Adjusted EBITDA should not be used by investors or others as the sole basis for formulating investment decisions, as it excludes a number of important items. We believe Adjusted EBITDA is an important indicator of operating performance because it excludes the effects of our capital structure and certain non-cash items from our operating results. Adjusted EBITDA is also commonly used by investors in the oilfield services industry to measure a company’s operating performance, although our definition of Adjusted EBITDA may differ from other industry peer companies.

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2020, we had $199.2 million of cash and cash equivalents and $56.3 million of availability under our revolving credit facility, which resulted in a total liquidity position of $255.5 million.  We believe that our cash and cash equivalents, any cash provided by operations, and the availability under our revolving credit facility will be sufficient to fund our operations,  capital expenditures, contractual obligations, and debt maturities for at least the next 12 months.

The maximum availability of credit under the credit facility is limited at any time to the lesser of $250 million or the borrowing base. The borrowing base is based on percentages of eligible accounts receivable and eligible inventory and is subject to certain reserves. As of March 31, 2020, our borrowing base was  $60.6 million and therefore our maximum availability under the credit facility was  $60.6 million. As of March 31, 2020, there were no borrowings outstanding under the credit facility, and letters of credit totaling $4.3 million were issued, resulting in $56.3 million of availability under the credit facility.

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

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Net income or loss adjusted for non-cash items	$15.3	$30.7
Changes in operating assets and liabilities	9.1	3.2
Cash paid to settle supply commitment charges	(11.2)	—
Net cash provided by operating activities	13.2	33.9
Net cash used in investing activities	(16.3)	(11.6)
Net cash used in financing activities	(20.7)	(28.0)
Net decrease in cash and cash equivalents	(23.8)	(5.7)
Cash and cash equivalents at beginning of period	223.0	177.8
Cash and cash equivalents at end of period	$199.2	$172.1

Cash flows from operating activities have historically been a significant source of liquidity we use to fund capital expenditures and repay our debt. Changes in cash flows from operating activities are primarily affected by the same factors that affect our net income, excluding non-cash items such as depreciation and amortization, stock-based compensation, impairments of assets, and estimated supply commitment charges.

Cash flows from operating activities: Net cash provided by operating activities was $13.2 million and $33.9 million in the first quarter of 2020 and 2019, respectively. Cash flows from operating activities consists of net income or loss adjusted for non-cash items, changes in operating assets and liabilities and cash paid to settle supply commitment charges. Net income or loss adjusted for non-cash items resulted in a cash increase of $15.3 million and $30.7 million in the first quarter of 2020 and 2019, respectively. This change was primarily due to lower earnings in 2020 after excluding supply commitment charges. The net change in operating assets and liabilities resulted in a cash increase of $9.1 million and $3.2 million in the first quarter of 2020 and 2019, respectively. The cash increase in 2020 was due to a release of working capital as our activity levels decreased.

Cash flows from investing activities: Net cash used in investing activities was $16.3 million and $11.6 million in the first quarter of 2020 and 2019, respectively. This change was primarily due to increased capital expenditures in 2020 compared to 2019.

Cash flows from financing activities: Net cash used in financing activities was $20.7 million and $28.0 million in the first quarter of 2020 and 2019, respectively.  We used $20.6 million and $26.3 million to repay long-term debt in the first quarter of 2020 and 2019, respectively.

Cash Requirements

Contractual Commitments and Obligations

In the first quarter of 2020, we repaid $22.6 million of aggregate principal amount of Term Loan using cash on hand. We recognized a gain on this debt extinguishment of $2.0 million.

Other than long-term debt repayments, there have been no significant changes to our contractual obligations outside the ordinary course of business since December 31, 2019. Please refer to our annual report on Form 10-K for the year ended December 31, 2019, for additional information regarding our contractual obligations.

Capital expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Our capital expenditures for 2020 represented the amount necessary to support our current operations. We estimate capital expenditures in 2020 will range from $30 million to $35 million, which will support our operations.

Our cash, cash equivalents, and any cash provided by operations will be used to fund our capital expenditure needs. We continuously evaluate our capital expenditures and the amount we ultimately spend will primarily depend on industry conditions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements, transactions, or special purpose entities.

Recently Issued Accounting Pronouncements

See Note 1 — “Basis of Presentation” in the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At March  31, 2020, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

We are subject to interest rate risk on a portion of our long-term debt. Our Term Loan bears interest at a variable rate based on LIBOR plus a margin of 4.75% per annum, with a 1.00% LIBOR floor. As of March  31, 2020, LIBOR was below the 1.00% floor. Therefore a 1.00% increase in LIBOR would increase the annual interest payments for this debt by less than $0.7 million.

During 2020, substantially all of our operations were conducted within the United States; therefore we had no significant exposure to foreign currency exchange rate risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March  31, 2020, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Controls

There has been no change in internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of our legal proceedings, see Note 9 — “Commitments and Contingencies” in the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which is incorporated by reference herein.

Item 1A.  Risk Factors

The following risk factors are provided to update and supplement the corresponding risk factors previously disclosed under the heading “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Our stock price has been and may continue to be volatile.

As previously disclosed, we face risks related to a delisting and/or trading suspension of our common stock on the New York Stock Exchange (the “NYSE”). On April 10, 2020, we received written notice from the NYSE that the Company is not in compliance with the continued listing standards set forth in Item 802.01B of the NYSE Listed Company Manual because its average global market capitalization over a consecutive 30 trading-day period and last reported stockholders’ equity were both below $50 million. In accordance with applicable NYSE procedures, we timely notified the NYSE that we intend to submit a plan within 45 days that demonstrates our ability to bring the Company into compliance with the NYSE continued listing standards within 18 months of receipt of notice of non-compliance. There can be no assurance that any of our plans will be successful and that we will regain compliance with the continued listing requirements of the NYSE.

A terrorist attack, armed conflict or health threat could harm our business.

As previously disclosed, we face risks related to global or national health concerns, including the outbreak of pandemic or contagious disease, such as the ongoing COVID-19 pandemic. The global spread of COVID-19 and the ongoing efforts to contain it have created significant volatility, uncertainty and economic disruption. In an effort to contain or slow the spread of COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. These measures have shuttered business and consumer activity worldwide, attenuating demand and prices across all segments of the oil and gas industry. As a result, we have temporarily suspended and altered certain aspects of our business and operations, which adversely affected our operations in the first quarter of 2020. The duration of these measures is unknown, may be extended and additional measures may be imposed.

The potential impacts of the COVID-19 pandemic, or other similar outbreaks or pandemics, on our financial condition, results of operations and cash flows include, but are not limited to, the following:

•

Reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which may adversely affect our financial condition,  results of operations and cash flows by reducing our revenues, margins or net income due to a decline in the demand and price for our services. In addition, volatility in the financial markets could increase the cost of capital or limit its availability.

•	Economic uncertainty and disruption, which could make it difficult for us, our customers and suppliers to accurately forecast and plan future business activities.
•

Deterioration in the financial position of our customers, which could impact their ability or willingness to pay for our services and, as a result, could negatively affect our operating results and, if significant, could have a material adverse effect on our financial condition, results of operations and cash flows.

•	Disruptions to our supply chain in connection with the sourcing of materials from geographic areas that may be impacted by COVID-19 and by efforts to contain its spread.

The full extent to which the COVID-19 pandemic and the various responses to it impacts our financial condition, results of operations and cash flows will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; the effectiveness of governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; and disruptions or restrictions on our employees’ ability to work and travel.

We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers and stockholders. It is not clear what the potential effects any such actions may have on our business, including the effects on our customers or suppliers, or on our financial condition, results of operations and cash flows.

To the extent the COVID-19 pandemic adversely affects our financial condition, results of operations and cash flows, it may also heighten many of the other risks described in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2019.

Oil and natural gas prices are volatile and have declined significantly in past periods, which has adversely affected, and may again adversely affect, our financial condition, results of operations and cash flows.

In March 2020, the Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC+”) were unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. As a result, the supply of low-priced oil to the global market increased substantially. The oversupply of low-priced oil, together with weakened demand due to the ongoing COVID-19 pandemic, lead to a collapse in oil prices during March 2020. While OPEC+ agreed in April to cut production, downward pressure on commodity prices has remained and could continue for the foreseeable future. These events have adversely affected and are expected to continue to adversely affect our financial condition, results of operations and cash flows. Demand for our services is declining as our customers adjust their capital budgets and operations in response to lower oil prices. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that such market conditions will persist, the extent of the impact they will have on the Company’s financial condition, results of operations and cash flows, or the pace of any subsequent recovery.

To the extent that these events and conditions adversely affect our financial condition, results of operations and cash flows, they may also heighten many of the other risks described in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2019.

Item 6.  Exhibits

Exhibit Number	Description
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

_____________________________

*Previously filed
**Filed herewith
***Furnished herewith
†Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTS INTERNATIONAL, INC.

Dated: April 30, 2020	By:	/s/ Michael J. Doss
Michael J. Doss
Chief Executive Officer and Director (Principal Executive Officer)

Dated: April 30, 2020	By:	/s/ Lance D. Turner
Lance D. Turner
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)