Form 10-Q
period 2020-06-30
FTS International, Inc.
filed 2020-08-10
CIK 1529463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FTSI	NYSE American

As of August 3, 2020, the registrant had 5,380,859 shares of common stock, $0.01 par value, outstanding.

FTS INTERNATIONAL, INC.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. Forward-looking statements may be identified by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “likely,” “may,” “project,” “potential,” “seek,” “should,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, investors should not unduly rely on such statements. The risks that could cause these forward-looking statements to be inaccurate include but are not limited to:

●	further declines in domestic spending by the onshore oil and natural gas industry;
●	continued volatility in oil and natural gas prices;
●	the effect of a loss of, financial distress of, or decline in activity levels of, one or more significant customers;
●	actions of the Organization of the Petroleum Exporting Countries, or OPEC, its members and other state-controlled oil companies relating to oil price and production controls;
●	our inability to employ a sufficient number of key employees, technical personnel and other skilled or qualified workers;
●	the price and availability of alternative fuels and energy sources;
●	the discovery rates of new oil and natural gas reserves;
●	the availability of water resources, suitable proppant and chemicals in sufficient quantities and pricing for use in hydraulic fracturing fluids;
●	uncertainty in capital and commodities markets and the ability of oil and natural gas producers to raise equity capital and debt financing;
●	our ability to manage the maturities of our term loan and senior notes;
●	ongoing and potential securities litigation and other litigation and legal proceedings, including arbitration proceedings and our dispute with Covia Holdings Corporation (“Covia”) regarding a terminated supply agreement;
●	our ability to participate in consolidation opportunities within our industry;
●	the ability to successfully manage the economic and operational challenges associated with a disease outbreak, including epidemics, pandemics, or similar widespread public health concerns, including the novel coronavirus (“ COVID-19”) pandemic;
●	the ultimate geographic spread, duration and severity of the COVID-19 outbreak, and the effectiveness of actions taken, or actions that may be taken, by governmental authorities to contain such outbreak or treat its impact;
●	the ultimate duration and impact of geopolitical events that adversely affect the price of oil, including the Saudi-Russia price war earlier this year; and
●	a deterioration in general economic conditions or a weakening of the broader energy industry.

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

PART 1 – FINANCIAL INFORMATION

Item 1.Financial Statements

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions, except per share amounts)	2020	2019	2020	2019
Revenue
Revenue	$29.5	$225.8	$180.3	$447.4
Revenue from related parties	—	—	0.7	0.9
Total revenue	29.5	225.8	181.0	448.3

Operating expenses
Costs of revenue (excluding depreciation of $19.2, $20.7, $39.7 and $41.1 respectively, included in depreciation and amortization below)	28.9	164.8	143.5	326.9
Selling, general and administrative	13.2	21.7	30.9	45.3
Depreciation and amortization	20.2	22.8	41.6	45.2
Impairments and other charges	10.3	3.9	14.6	65.7
Loss (gain) on disposal of assets, net	0.2	(1.2)	0.1	(0.9)
Total operating expenses	72.8	212.0	230.7	482.2

Operating (loss) income	(43.3)	13.8	(49.7)	(33.9)

Interest expense, net	(7.4)	(7.7)	(14.7)	(15.9)
Gain (loss) on extinguishment of debt, net	—	(0.1)	2.0	0.4
Equity in net income of joint venture affiliate	—	—	—	0.6

(Loss) income before income taxes	(50.7)	6.0	(62.4)	(48.8)
Income tax expense	—	0.1	—	0.3

Net (loss) income	$(50.7)	$5.9	$(62.4)	$(49.1)

Basic and diluted (loss) earnings per share	$(9.43)	$1.08	$(11.61)	$(8.95)
Shares used in computing basic and diluted earnings per share (in thousands)	5,379	5,484	5,373	5,483

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In millions, except share amounts)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$192.5	$223.0
Accounts receivable, net	20.8	77.0
Inventories	40.0	45.5
Prepaid expenses and other current assets	5.8	7.0
Total current assets	259.1	352.5

Property, plant, and equipment, net	203.7	227.0
Operating lease right-of-use assets	21.1	26.3
Intangible assets, net	29.5	29.5
Other assets	3.8	4.0
Total assets	$517.2	$639.3

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$16.8	$36.4
Accrued expenses	13.0	22.9
Current portion of long-term debt	67.2	—
Current portion of operating lease liabilities	13.0	14.3
Other current liabilities	12.8	11.6
Total current liabilities	122.8	85.2

Long-term debt	367.8	456.9
Operating lease liabilities	9.7	13.9
Other liabilities	35.0	45.6
Total liabilities	535.3	601.6

Commitments and contingencies (Note 9)

Stockholders’ (deficit) equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized	—	—
Common stock, $0.01 par value, 320,000,000 shares authorized, 5,380,859 shares issued and outstanding at June 30, 2020 and 5,355,370 shares issued and outstanding at December 31, 2019	36.4	36.4
Additional paid-in capital	4,388.6	4,382.0
Accumulated deficit	(4,443.1)	(4,380.7)
Total stockholders’ (deficit) equity	(18.1)	37.7
Total liabilities and stockholders’ (deficit) equity	$517.2	$639.3

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2020	2019
Cash flows from operating activities
Net loss	$(62.4)	$(49.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41.6	45.2
Stock-based compensation	6.6	6.7
Amortization of debt discounts and issuance costs	0.9	0.9
Loss (gain) on disposal of assets, net	0.1	(0.9)
Gain on extinguishment of debt, net	(2.0)	(0.4)
Non-cash provision for supply commitment charges	9.1	56.7
Cash paid to settle supply commitment charges	(18.8)	(15.9)
Impairment of assets	—	5.5
Inventory write-down	4.5	3.5
Other non-cash items	0.8	(1.1)
Changes in operating assets and liabilities:
Accounts receivable	55.4	16.8
Inventories	1.0	4.6
Prepaid expenses and other assets	0.9	(8.6)
Accounts payable	(21.3)	(12.3)
Accrued expenses and other liabilities	(9.5)	(4.3)
Net cash provided by operating activities	6.9	47.3

Cash flows from investing activities
Capital expenditures	(16.8)	(26.5)
Proceeds from disposal of assets	0.1	1.3
Net cash used in investing activities	(16.7)	(25.2)

Cash flows from financing activities
Repayments of long-term debt	(20.6)	(31.3)
Repurchase of common stock	—	(4.6)
Taxes paid related to net share settlement of equity awards	(0.1)	(1.9)
Net cash used in financing activities	(20.7)	(37.8)

Net decrease in cash and cash equivalents	(30.5)	(15.7)
Cash and cash equivalents at beginning of period	223.0	177.8
Cash and cash equivalents at end of period	$192.5	$162.1

Supplemental cash flow information:
Interest paid	$13.9	$16.0
Income tax payments	$—	$1.4
Noncash investing and financing activities:
Capital expenditures included in accounts payable	$2.6	$2.9

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2020	5,355	$36.4	$4,382.0	$(4,380.7)	$37.7

Net loss	—	—	—	(11.7)	(11.7)
Activity related to stock plan	20	—	3.0	—	3.0
Balance at March 31, 2020	5,375	$36.4	$4,385.0	$(4,392.4)	$29.0

Net loss	—	—	—	(50.7)	(50.7)
Activity related to stock plan	6	—	3.6	—	3.6
Balance at June 30, 2020	5,381	$36.4	$4,388.6	$(4,443.1)	$(18.1)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2019	5,472	$36.4	$4,378.4	$(4,307.9)	$106.9

Net loss	—	—	—	(55.0)	(55.0)
Cumulative effect of accounting change	—	—	—	0.1	0.1
Activity related to stock plan	18	—	1.3	—	1.3
Balance at March 31, 2019	5,490	$36.4	$4,379.7	$(4,362.8)	$53.3

Net income	—	—	—	5.9	5.9
Repurchase of common stock	(38)	—	(4.6)	—	(4.6)
Activity related to stock plan	3	—	3.4	—	3.4
Balance at June 30, 2019	5,455	$36.4	$4,378.5	$(4,356.9)	$58.0

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

(In millions)	Total	Level 1	Level 2	Level 3
June 30, 2020
Money market funds	$119.5	$119.5	$—	$—

December 31, 2019
Money market funds	$193.6	$193.6	$—	$—

Reclassifications

All inventory write-downs have been reclassified from costs of revenue to impairments and other charges on the statements of operations for the three and six months ended June 30, 2019, to conform to current year presentation. This reclassification had no effect on operating income (loss) or net income (loss) as previously reported.

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

A reduced demand for oil due to the COVID-19 pandemic and an increased supply of oil due to the Saudi-Russia price war earlier this year have substantially lowered the price of oil since March 2020. This lower price of oil and the pandemic have caused our customers to substantially reduce their hydraulic fracturing activities and the prices they are willing to pay for our services. We averaged five underutilized active fleets in the second quarter. We have started to see a slight increase in activity during the third quarter, but we have limited visibility into demand for the remainder of 2020 and 2021. We currently expect to average six to seven active fleets in the third quarter.

In response to this market environment, we are focused on offering a reduced number of active fleets into the market, as well as managing our fixed costs, to minimize the amount of cash needed to support our business during this time of low activity and low pricing levels. Our actions have included reducing labor costs through reductions in force, wage reductions, and furloughs. We are also negotiating with all our vendors to significantly reduce our non-labor costs. We are working to ensure the Company is well positioned to supply the industry with the hydraulic fracturing services that are an integral part of U.S. oil production.

We believe that our cash and cash equivalents and any cash provided by operations will be sufficient to fund our operations, capital expenditures, contractual obligations, and debt maturities for at least the next 12 months. However, if market conditions do not improve significantly over the next 12 months, we may not be able to repay or refinance our senior notes due in May of 2022.

We continually assess alternatives to our capital structure and evaluate strategic capital initiatives which may include, but are not limited to, equity and debt financings and the modification of existing debt, including the amount of debt outstanding, the types of debt issued and the maturity dates of our debt. These alternatives, if implemented, could materially affect our capitalization, debt ratios, cash balances and ability to participate in consolidation opportunities within our industry.

NOTE 3 — INDEBTEDNESS AND BORROWING FACILITY

The following table summarizes our total debt:

	June 30,	December 31,
(In millions)	2020	2019
Term loan due April 2021 ("Term Loan")	$67.4	$90.0
Senior notes due May 2022 ("2022 Senior Notes")	369.9	369.9
Total principal amount	437.3	459.9
Less unamortized discount and debt issuance costs	(2.3)	(3.0)
Total debt	435.0	456.9
Less current portion	(67.2)	—
Total long-term debt	$367.8	$456.9
Estimated fair value of total debt	$172.2	$317.2

Estimated fair values for our Term Loan and 2022 Senior Notes were determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the FASB’s fair value hierarchy. We believe we were in compliance with all of the covenants in our debt agreements at June 30, 2020.

Debt Repayments

In the first six months of 2020, we repaid $22.6 million of aggregate principal amount of our Term Loan using cash on hand. We recognized a gain on this debt extinguishment of $2.0 million.

Revolving Credit Facility

The maximum availability of credit under our revolving credit facility is limited at any time to the lesser of $250 million or a borrowing base. The borrowing base is based on percentages of eligible accounts receivable and is subject to certain reserves. In an event of default or if the amount available under the credit facility is less than either 10% of our maximum availability or $12.5 million, we will be required to maintain a minimum fixed charge coverage ratio (“FCCR”) of 1.0 to 1.0. If at any time borrowings and letters of credit issued under the credit facility exceed the borrowing base, we will be required to repay an amount equal to such excess.

As of June 30, 2020, the borrowing base was $9.0 million and therefore our maximum availability under the credit facility was $9.0 million. As of June 30, 2020, there were no borrowings outstanding under the credit facility, and letters of credit totaling $4.0 million were issued, resulting in $5.0 million of availability under the credit facility. This availability requires us to maintain a minimum FCCR of 1.0 to 1.0. At our next compliance date in August 2020, we expect our FCCR to be below the minimum. We are evaluating our options, which include modifying or terminating the credit facility.

NOTE 4 — STOCKHOLDERS’ EQUITY

Reverse Stock Split

In May 2020, our board of directors (our “Board”) approved a reverse stock split of the Company’s issued and outstanding common stock on a one for twenty basis. The par value of the Company’s common stock and the number of shares authorized for issuance remained unchanged as a result of the reverse stock split. All common shares and stock awards presented in the unaudited consolidated financial statements have been retrospectively adjusted for the reverse stock split. In addition, the Company transferred the listing of the Company’s common stock from the New York Stock Exchange (the “NYSE”) to the NYSE American.

Share Repurchase

In May 2019, our Board approved an authorization for a total share repurchase of up to $100 million of the Company’s common stock to be executed through open market or private transactions. In the first six months of 2020, we repurchased zero shares of common stock. The authorization expired on May 14, 2020.

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

NOTE 6 — IMPAIRMENTS AND OTHER CHARGES

The following table summarizes our impairments and other charges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Supply commitment charges	$5.9	$0.1	$9.1	$56.7
Employee severance costs	0.5	—	1.0	—
Impairment of assets	—	2.7	—	5.5
Inventory write-down	3.9	1.1	4.5	3.5
Total impairments and other charges	$10.3	$3.9	$14.6	$65.7

Supply Commitment Charges

We incur supply commitment charges when our purchases of sand from certain suppliers are less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future losses that are considered likely are also required to be recorded in the current period.

During the first six months of 2020 and 2019, we recorded aggregate charges under these supply contracts of $9.1 million and $56.7 million, respectively. These charges relate to actual purchase shortfalls incurred, as well as forecasted losses expected to be incurred and settled in future periods. Historically, these purchase shortfalls have been largely due to our customers choosing to procure their own sand, often from sand mines closer to their operating areas. The supply commitment charge in the second quarter of 2020 was primarily due to us giving notice to terminate our largest sand supply contract with Covia, which Covia is disputing. The supply commitment charge reflects, among other things, that if there are no further purchases of sand under the terminated contract, we will be unable to credit amounts already paid to Covia against our purchases, as permitted under the contract. See Note 9 — “Commitments and Contingencies” for more information.

In May 2019, we restructured and amended the Covia sand supply contract to reduce the total remaining commitment through 2024 by approximately $162 million. In connection with this amendment, we recorded a supply commitment charge of $55.0 million in the first quarter of 2019 to record losses on certain expected purchase shortfalls. The remaining amount of the 2019 charges represent revised estimates of our purchase shortfalls under this contract for 2019.

Estimated losses related to supply contracts contain uncertainties, such as future customer demand and sand preferences. These uncertainties require us to use judgment to quantify these estimates. Actual results could materially differ from our estimates.

Employee Severance Costs

In the first six months of 2020, we incurred employee severance costs of $1.0 million in connection with our cost reduction measures to mitigate losses from the decline in customer activity levels due to the low commodity price environment. At June 30, 2020, we had a remaining liability for future severance payments of $0.2 million.

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

Other

In the second quarter of 2019, we recorded $2.7 million of impairments for certain land and buildings that we no longer use. The remaining amounts of inventory write-downs for the periods presented were to reduce excess, obsolete, and slow-moving inventory to its estimated net realizable value.

Risk of Future Impairments

As previously discussed, we have experienced a substantial downturn in our business resulting from the COVID-19 pandemic and the Saudi-Russia price war earlier this year. We concluded that this downturn was a triggering event to test our long-lived assets and indefinite-lived tradename for impairment. After testing these assets for impairment, we concluded that no impairments were required at June 30, 2020. These tests rely on two key inputs: the estimated severity and length of the current industry downturn and the magnitude of an industry recovery. If current industry conditions continue for a prolonged period or if our estimates of these key inputs are revised unfavorably in a future quarter, we will likely incur impairments of long-lived assets or our tradename in a future period.

NOTE 7 — INCOME TAXES

In 2012, we established a full valuation allowance with respect to our U.S. federal deferred tax assets and state deferred tax assets in excess of our deferred tax liabilities. We have recorded a full valuation allowance for these net deferred tax assets for each year since 2012. As a result, we only record income tax expense for states that limit the deduction of net operating loss carryforwards and for foreign income taxes. Deferred tax assets related to our U.S. federal and state tax net operating losses are still available to us to offset future taxable income, subject to limitations in the event of a change of control under Section 382 of the Internal Revenue Code. At June 30, 2020, we had not incurred such an ownership change.

At each reporting date, we consider all available positive and negative evidence to evaluate whether our deferred tax assets are more likely than not to be realized. A significant piece of negative evidence that we consider is whether we have incurred cumulative losses (generally defined as losses before income taxes) in recent years. Such negative evidence weighs heavily against other more subjective positive evidence such as our projections for future taxable income. We noted that for the three years ended December 31, 2019, we recorded cumulative income before income taxes of $391.2 million. Notwithstanding the three-year cumulative income, we concluded that a full valuation allowance was still required at June 30, 2020, because of the significant fluctuations of our business in recent years, and our losses before income taxes for the year ended December 31, 2019, and the for six months ended June 30, 2020.

NOTE 8 — EARNINGS PER SHARE

The numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for our common stock are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions, except per share amounts)	2020	2019	2020	2019
Numerator:
Net (loss) income used for basic and diluted EPS computations	$(50.7)	$5.9	$(62.4)	$(49.1)

Denominator:
Weighted average shares used for basic EPS computation (in thousands)	5,379	5,484	5,373	5,483
Effect of dilutive securities:
Dilutive potential of employee restricted stock units	—	—	—	—
Number of shares used for diluted EPS computation (in thousands)	5,379	5,484	5,373	5,483
Basic and diluted EPS	$(9.43)	$1.08	$(11.61)	$(8.95)

We had 141,000 and 92,000 restricted stock units outstanding at June 30, 2020 and 2019, respectively, that were not included in the calculation of diluted EPS for the periods presented because the effect would be antidilutive. These securities could be dilutive in future periods.

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

Legal Contingencies

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

With respect to the matters below, if there is an adverse outcome individually or collectively, there could be a material adverse effect on the Company’s consolidated financial position or results of operations. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Therefore, there can be no assurance as to the ultimate outcome of these matters. Regardless of the outcome, any such litigation and claims can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Patterson v. FTS International Manufacturing, LLC and FTS International Services, LLC: On June 24, 2015, Joshua Patterson filed a lawsuit against the Company in the 115th Judicial District Court of Upshur County, Texas, alleging, among other things, that the Company was negligent with respect to an automobile accident in 2013. Mr. Patterson sought monetary relief of more than $1 million. On July 19, 2018, a jury returned a verdict of approximately $100 million, including punitive damages, against the Company. The trial court reduced the judgment on November 12, 2018 to approximately $33 million. The Company’s insurance carriers have been defending the suit and are appealing the final judgment. The Twelfth Court of Appeals heard oral arguments on the Company’s appeal on February 13, 2020 and a decision is expected at any time. While the outcome of this case is uncertain, the Company has met its insurance deductible for this matter and we do not expect the ultimate resolution of this case to have a material adverse effect on our consolidated financial statements.

Securities Act Litigation: On February 22, 2019, Carol Glock filed a purported securities class action in the 160th Civil District Court of Dallas County, Texas (Cause No. DC-19-02668) against the Company, certain of our officers, directors and stockholders, and certain of the underwriters of our initial public offering of common stock (“IPO”). The complaint is brought on behalf of an alleged class of persons or entities who purchased our common stock in or traceable to our IPO, and purports to allege claims arising under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaint seeks, among other relief, class certification, damages in an amount in excess of $1.0 million, and reasonable costs and expenses, including attorneys’ fees. FTSI’s original Special Exceptions were granted on August 16, 2019. Plaintiff amended its petition on September 16, 2019 and Defendants filed their Special Exceptions, which were denied on November 22, 2019. FTSI appealed this ruling to the Dallas Court of Appeals and subsequently to the Texas Supreme Court. Plaintiff filed notices of dismissal against the Chesapeake entities on June 18, 2020. The Chesapeake entities filed for bankruptcy on June 28, 2020 in the Southern District of Texas. Defendants filed notice of removal from State Court to Bankruptcy Court in the Northern District of Texas on July 6, 2020 on the basis of Chesapeake’s bankruptcy. Defendants filed a Motion to Transfer Venue to Bankruptcy Court in the Southern District of Texas, and the Bankruptcy Court will hear this Motion on August 25, 2020. FTSI has insurance coverage on this matter, but several of FTSI’s co-defendants have tendered requests for indemnification that are not covered by FTSI’s insurance. FTSI has agreed to indemnify the IPO underwriter co-defendants. While the outcome of this case is uncertain, we do not expect the ultimate resolution of this case to have a material adverse effect on our consolidated financial statements.

Covia Contract Dispute: The counterparty to our largest sand supply contract, Covia, filed a voluntary petition for relief under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas on June 29, 2020. FTSI became entitled to terminate its sand supply contract with Covia because of its bankruptcy filing. FTSI notified Covia of its termination of the sand supply contract on July 14, 2020, stating that no further amounts are due to Covia. Covia responded on July 22, 2020, claiming that FTSI is not entitled to terminate the agreement and is, therefore, obligated to make approximately $84 million in future payments and/or sand purchases through 2024. Covia also stated that, even if FTSI were permitted to terminate the supply contract, it would owe Covia $44 million. No formal legal proceedings have been initiated. Covia’s claims are not covered by insurance. At June 30, 2020, the Company had a remaining liability of $44.0 million for restructuring fees related to expected purchase shortfalls over the next four years for this contract, which was originally recorded in the first quarter of 2019. While the outcome of this dispute is uncertain, the ultimate resolution of this dispute may have a material adverse effect on our consolidated financial statements and financial condition.

We believe that costs associated with other legal matters will not have a material adverse effect on our consolidated financial statements or financial condition.

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

Overview

We are an independent hydraulic fracturing service company and one of the only vertically integrated service providers of its kind in North America. Our services stimulate hydrocarbon flow from oil and natural gas wells drilled by E&P companies. We had 1.4 million total hydraulic horsepower across 28 fleets. We averaged five underutilized active fleets in the second quarter of 2020. We operate in five major basins in the United States: the Permian Basin, the SCOOP/STACK Formation, the Marcellus/Utica Shale, the Eagle Ford Shale and the Haynesville Shale.

Summary Financial Results

●	Total revenue for the second quarter and first six months of 2020 was $29.5 million and $181.0 million, which represented a decrease of $196.3 million and $267.3 million, respectively, from the same periods in 2019.
●	Net loss for the second quarter and first six months of 2020 was $50.7 million and $62.4 million, which represented a decrease of $56.6 million and $13.3 million, respectively, from the same periods in 2019. The first quarter of 2019 included a supply commitment charge of $56.6 million.
●	Adjusted EBITDA for the second quarter and first six months of 2020 was negative $9.1 million and positive $13.2 million, which represented a decrease of $52.1 million and $70.2 million, respectively, from the same periods in 2019.
●	Total principal amount of debt was $437.3 million at June 30, 2020, which represented a decrease of $22.6 million from December 31, 2019. The current portion of our long-term debt was $67.4 million, which relates to our Term Loan.

Industry trends and business outlook

Our business depends on the willingness of E&P companies to make expenditures to explore for, develop, and produce oil and natural gas in the United States. The willingness of E&P companies to undertake these activities depends largely upon prevailing industry conditions and is predominantly influenced by current and expected future prices for oil and natural gas. A widely watched indicator of E&P companies’ aggregate activity levels is the Baker Hughes drilling rig count, or rig count. The active horizontal rig count is a subset of the total rig count and is the most strongly correlated with the aggregate industry demand for hydraulic fracturing services.

The average horizontal rig count was approximately 350 and 530 for the second quarter and first six months of 2020, respectively, compared to an average of approximately 870 and 890 for the same respective periods last year. The rig count and our customer activity began decreasing significantly in March 2020 as E&P companies began reacting to the significantly lower price of oil resulting from the COVID-19 pandemic and the Saudi-Russia price war. The horizontal rig count declined to 230 on June 26, 2020, which is the lowest level since 2005. The decrease in rig count has substantially lowered the demand for our hydraulic fracturing equipment as we averaged only five underutilized active fleets in the second quarter. We have started to see a slight increase in activity during the third quarter, but we have limited visibility into demand for the remainder of 2020 and 2021. We currently expect to average six to seven active fleets in the third quarter.

The prices that we are able to charge for our services is affected by the supply of hydraulic fracturing equipment that is available in the market to meet customer demand. The convergence of the COVID-19 pandemic and the Saudi-Russia price war during the first half of 2020 substantially reduced the pricing for our services, which are near breakeven levels on a cash basis.

In response to this market environment, we are focused on offering a reduced number of active fleets into the market, as well as managing our fixed costs, to minimize the amount of cash needed to support our business during this time of low activity and low pricing levels. Our actions have included reducing labor costs through reductions in force, wage reductions, and furloughs. We are also negotiating with all our vendors to significantly reduce our non-labor costs.

We are working to ensure the Company is well positioned to supply the industry with the hydraulic fracturing services that are an integral part of U.S. oil production. We believe we have sufficient liquidity to manage through this environment for at least the next 12 months, as well as fund the investment to grow our active fleet count as activity levels recover. However, if market conditions do not improve significantly over the next 12 months, we may not be able to repay or refinance our 2022 Senior Notes.

We closely monitor the COVID-19 pandemic, and are focused on the health and welfare of our employees and the communities where we work, as well as maintaining business continuity. We closely follow the guidance of the Centers for Disease Control (“CDC”) and adhere to state and local regulations. We have instituted health and safety procedures to protect our employees, customers and their families such as:

●	Canceling all international travel and restricting all nonessential employee travel within the U.S.
●	Canceling all large group meetings and customer events or conducting such meetings virtually.
●	Limiting access to worksites, district, and office locations to essential personnel.
●	Training employees on CDC recommendations to help prevent the spread of respiratory viruses.
●	Pre-screening employees before returning to work sites.
●	Instituting work from home for appropriate positions.
●	Assembling a back-up crew to replace a crew that may have to be quarantined.
●	Isolating those employees who have contracted the virus or have been exposed to infected individuals.
●	Implementing more frequent cleaning and sanitizing of work areas.
●	Increased access to face coverings, hand washing stations and sanitizer.

If the pandemic were to shut down operations at our work sites, it could affect the financial condition of the Company. For that reason, we developed and activated a readiness plan to address COVID-19 specific issues in addition to our business continuity plan, which is designed to address emergency situations. To date, COVID-19 disruptions to our business operations have been successfully mitigated because of these efforts.

Results of Operations

Revenue

The following table includes certain operating statistics that affect our revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2020	2019	2020	2019
Revenue	$29.5	$225.8	$180.3	$447.4
Revenue from related parties	—	—	0.7	0.9
Total revenue	$29.5	$225.8	$181.0	$448.3

Total fracturing stages	1,468	7,230	8,356	13,970
Active fleets (1)	5.0	21.0	10.5	20.5
Total fleets (2)	28.0	34.0	28.0	34.0

_____________________________

(1)	Active fleets is the average number of fleets operating during the period. We had three and 21 active fleets at June 30, 2020 and 2019, respectively.
(2)	Total fleets is the total number of fleets owned at the end of the period. In the fourth quarter of 2019, we decided to dispose of certain idle equipment that reduced our fleets owned to 28 total fleets.

Total revenue for the second quarter and first six months of 2020 decreased by $196.3 million and $267.3 million, respectively, from the same periods in 2019. This decrease was due a lower number of average active fleets, lower average pricing of our services, a decrease in the prices for materials used in the fracturing process, and an increase in the portion of customers who provided their own proppant and fuel.

The number of fracturing stages completed per average active fleet for the second quarter decreased by 14.7% due to our customer schedule not fully utilizing our fleets. The number of fracturing stages completed per average active fleet for the first six months of 2020 increased by 16.8% due to better operating efficiencies in the first quarter of 2020.

Costs of revenue

The following table summarizes our costs of revenue:

	Three Months Ended June 30,
	2020		2019
		As a Percent		As a Percent
(Dollars in millions)	Dollars	of Revenue	Dollars	of Revenue
Costs of revenue, excluding depreciation and amortization	$28.9	98.0%	$164.8	73.0%
Depreciation — costs of revenue	19.2	65.1%	20.7	9.2%
Total costs of revenue	$48.1	163.1%	$185.5	82.2%

	Six Months Ended June 30,
	2020		2019
		As a Percent		As a Percent
(Dollars in millions)	Dollars	of Revenue	Dollars	of Revenue
Costs of revenue, excluding depreciation and amortization	$143.5	79.3%	$326.9	72.9%
Depreciation — costs of revenue	39.7	21.9%	41.1	9.2%
Total costs of revenue	$183.2	101.2%	$368.0	82.1%

Total costs of revenue for the second quarter and first six months of 2020 decreased by $137.4 million and $184.8 million, respectively, from the same periods in 2019. This decrease was primarily due to the decrease in our costs of revenue, excluding depreciation.

Costs of revenue, excluding depreciation, for the second quarter and first six months of 2020 decreased by $135.9 million and $183.4 million, respectively, from the same periods in 2019. The decreases for 2020 were due to a lower number of average active fleets compared to the same period in 2019, a decrease in the prices for materials used in the fracturing process, and an increase in the portion of customers who provided their own proppant and fuel.

Depreciation for our service equipment for the second quarter and first six months of 2020 decreased by $1.5 million and $1.4 million, respectively, from the periods in 2019.

Total costs of revenue as a percentage of total revenue for the second quarter of 2020 increased by 80.9 percentage points from 82.2% in 2019 to 163.1% in 2020. Total costs of revenue as a percentage of total revenue for the first six months of 2020 increased by 19.1 percentage points from 82.1% in 2019 to 101.2% in 2020 This increase was primarily due a decrease in the pricing for our services and the lower utilization rate of our fleets in the second quarter of 2020.

Selling, general and administrative expense

Selling, general and administrative expense for the second quarter and first six months of 2020 decreased by $8.5 million and $14.4 million, respectively, from the same periods in 2019. This decrease was primarily due to lower compensation and benefits expense as well as the result of our cost-saving initiatives across the company.

Depreciation and amortization

The following table summarizes our depreciation and amortization:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Costs of revenue (1)	$19.2	$20.7	$39.7	$41.1
Other (2)	1.0	2.1	1.9	4.1
Total depreciation and amortization	$20.2	$22.8	$41.6	$45.2

_________________________

(1)	Related to service equipment discussed under the “Costs of revenue” heading of this discussion and analysis.
(2)	Related to all long-lived assets other than service equipment.

Depreciation and amortization for the second quarter and first six months of 2020 decreased by $2.6 million and $3.6 million, respectively, from the same periods in 2019, which was due to certain assets being disposed or becoming fully depreciated.

Impairments and other charges

The following table summarizes our impairments and other charges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Supply commitment charges	$5.9	$0.1	$9.1	$56.7
Employee severance costs	0.5	—	1.0	—
Impairment of assets	—	2.7	—	5.5
Inventory write-down	3.9	1.1	4.5	3.5
Total impairments and other charges	$10.3	$3.9	$14.6	$65.7

Supply Commitment Charges: We incur supply commitment charges when our purchases of sand from certain suppliers are less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future losses that are considered likely are also required to be recorded in the current period.

During the first six months of 2020 and 2019, we recorded aggregate charges under these supply contracts of $9.1 million and $56.7 million, respectively. These charges relate to actual purchase shortfalls incurred, as well as forecasted losses expected to be incurred and settled in future periods. Historically, these purchase shortfalls have been largely due to our customers choosing to procure their own sand, often from sand mines closer to their operating areas. We recorded a $5.9 million supply commitment charge in the second quarter of 2020 that was primarily due to us giving notice to terminate our largest sand supply contract with Covia, which Covia is disputing. The supply commitment charge reflects, among other things, that if there are no further purchases of sand under the terminated contract, we will be unable to credit amounts already paid to Covia against our purchases, as permitted under the contract. See Note 9 — “Commitments and Contingencies” in the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information.

In May 2019, we restructured and amended the Covia sand supply contract to reduce the total remaining commitment through 2024 by approximately $162 million. In connection with this amendment, we recorded a supply commitment charge of $55.0 million in the first quarter of 2019 to record losses on certain expected purchase shortfalls. The remaining amount of the 2019 charges represent revised estimates of our purchase shortfalls under this contract for 2019.

Estimated losses related to supply contracts contain uncertainties, such as future customer demand and sand preferences. These uncertainties require us to use judgment to quantify these estimates. Actual results could materially differ from our estimates.

Employee Severance Costs: In the first six months of 2020, we incurred employee severance costs of $1.0 million in connection with our cost reduction measures to mitigate losses from the decline in customer activity levels due to the low commodity price environment.

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

Other: In the second quarter of 2019, we recorded $2.7 million of impairments for certain land and buildings that we no longer use. The remaining amounts of inventory write-downs for the periods presented were to reduce excess, obsolete, and slow-moving inventory to its estimated net realizable value.

Risk of Future Impairments: As previously discussed, we have experienced a substantial downturn in our business resulting from the COVID-19 pandemic and the Saudi-Russia price war earlier this year. We concluded that this downturn was a triggering event to test our long-lived assets and indefinite-lived tradename for impairment. After testing these assets for impairment, we concluded that no impairments were required at June 30, 2020. These tests rely on two key inputs: the estimated severity and length of the current industry downturn and the magnitude of an industry recovery. If current industry conditions continue for a prolonged period or if our estimates of these key inputs are revised unfavorably in a future quarter, we will likely incur impairments of long-lived assets or our tradename in a future period.

Interest expense, net

Interest expense, net of interest income, for the second quarter and first six months of 2020 decreased by $0.3 million and $1.2 million, respectively, from the same periods in 2019. These decreases were primarily due to lower average long-term debt balances and lower average interest rates for our Term Loan in 2020. These decreases were partially offset by lower interest received on our money market accounts in 2020.

Extinguishment of debt

In the first six months of 2020, we repaid $22.6 million of aggregate principal amount of Term Loan using cash on hand. We recognized a gain on this debt extinguishment of $2.0 million.

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

Reconciliation of Adjusted EBITDA

The following table reconciles our net income or loss to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Net (loss) income	$(50.7)	$5.9	$(62.4)	$(49.1)
Interest expense, net	7.4	7.7	14.7	15.9
Income tax expense	—	0.1	—	0.3
Depreciation and amortization	20.2	22.8	41.6	45.2
Loss (gain) on disposal of assets, net	0.2	(1.2)	0.1	(0.9)
Loss (gain) on extinguishment of debt, net	—	0.1	(2.0)	(0.4)
Stock-based compensation	3.5	3.7	6.6	6.7
Supply commitment charges	5.9	0.1	9.1	56.7
Inventory write-down	3.9	1.1	4.5	3.5
Impairment of assets	—	2.7	—	5.5
Employee severance cost	0.5	—	1.0	—
Adjusted EBITDA (1)	$(9.1)	$43.0	$13.2	$83.4

_____________________________

(1)	Adjusted EBITDA is a non-GAAP financial measure that we define as earnings before interest, income taxes, and depreciation and amortization; as well as, the following items, if applicable: gain or loss on disposal of assets; debt extinguishment gains or losses; inventory write-downs, asset and goodwill impairments; gain on insurance recoveries; acquisition earn-out adjustments; stock-based compensation; supply commitment charges; acquisition or disposition transaction costs; gain on sale of equity interest in joint venture affiliate; and employee severance cost related to corporate-wide cost reduction initiatives. The most comparable financial measure to Adjusted EBITDA under GAAP is net income or loss. Adjusted EBITDA is used by management to evaluate the operating performance of our business for comparable periods and it is a metric used for management incentive compensation. Adjusted EBITDA should not be used by investors or others as the sole basis for formulating investment decisions, as it excludes a number of important items. We believe Adjusted EBITDA is an important indicator of operating performance because it excludes the effects of our capital structure and certain non-cash items from our operating results. Adjusted EBITDA is also commonly used by investors in the oilfield services industry to measure a company’s operating performance, although our definition of Adjusted EBITDA may differ from other industry peer companies.

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2020, we had $192.5 million of cash and cash equivalents and $5.0 million of availability under our revolving credit facility, which resulted in a total liquidity position of $197.5 million. We believe that our cash and cash equivalents and any cash provided by operations will be sufficient to fund our operations, capital expenditures, contractual obligations, and debt maturities for at least the next 12 months. However, if market conditions do not improve significantly over the next 12 months, we may not be able to repay or refinance our 2022 Senior Notes.

The maximum availability of credit under the credit facility is limited at any time to the lesser of $250 million or the borrowing base. The borrowing base is based on percentages of eligible accounts receivable and is subject to certain reserves. As of June 30, 2020, our borrowing base was $9.0 million and therefore our maximum availability under the credit facility was $9.0 million. As of June 30, 2020, there were no borrowings outstanding under the credit facility, and letters of credit totaling $4.0 million were issued, resulting in $5.0 million of availability under the credit facility. This availability requires us to maintain a minimum FCCR of 1.0 to 1.0. At our next compliance date in August 2020, we expect our FCCR to be below the minimum. We are evaluating our options, which include modifying or terminating the credit facility.

We continually assess alternatives to our capital structure and evaluate strategic capital initiatives which may include, but are not limited to, equity and debt financings and the modification of existing debt, including the amount of debt outstanding, the types of debt issued and the maturity dates of our debt. We may also from time to time seek to repay, retire, purchase or otherwise refinance or restructure our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, exchange offers or otherwise. These alternatives, if implemented, could materially affect our capitalization, debt ratios, cash balances and ability to participate in consolidation opportunities within our industry.

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended
	June 30,
(In millions)	2020	2019
Net income or loss adjusted for non-cash items	$(0.8)	$67.0
Changes in operating assets and liabilities	26.5	(3.8)
Cash paid to settle supply commitment charges	(18.8)	(15.9)
Net cash provided by operating activities	6.9	47.3
Net cash used in investing activities	(16.7)	(25.2)
Net cash used in financing activities	(20.7)	(37.8)
Net decrease in cash and cash equivalents	(30.5)	(15.7)
Cash and cash equivalents at beginning of period	223.0	177.8
Cash and cash equivalents at end of period	$192.5	$162.1

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

Cash flows from operating activities: Net cash provided by operating activities was $6.9 million and $47.3 million in the first six months of 2020 and 2019, respectively. Cash flows from operating activities consists of net income or loss adjusted for non-cash items, changes in operating assets and liabilities and cash paid to settle supply commitment charges. Net income or loss adjusted for non-cash items resulted in a cash decrease of $0.8 million and a cash increase of $67.0 million in the first six months of 2020 and 2019, respectively. This change was primarily due to lower earnings in 2020 after excluding supply commitment charges. The net change in operating assets and liabilities resulted in a cash increase of $26.5 million and a cash decrease of $3.8 million in the first six months of 2020 and 2019, respectively. The cash increase in 2020 was due to a release of working capital as our activity levels decreased.

Cash flows from investing activities: Net cash used in investing activities was $16.7 million and $25.2 million in the first six months of 2020 and 2019, respectively. The reduction was primarily due to decreased capital expenditures in 2020 compared to 2019.

Cash flows from financing activities: Net cash used in financing activities was $20.7 million and $37.8 million in the first six months of 2020 and 2019, respectively. In the first six months of 2020 we used $20.6 million of cash to repay long-term debt. In the first six months of 2019 we used $31.3 million of cash to repay long-term debt and $4.6 million to repurchase stock.

Cash Requirements

Contractual Commitments and Obligations

In the first six months of 2020, we repaid $22.6 million of aggregate principal amount of Term Loan using cash on hand. We recognized a gain on this debt extinguishment of $2.0 million.

On July 14, 2020, we gave notice to terminate our largest sand supply contract with Covia, which Covia is disputing. See Note 9 — “Commitments and Contingencies” in the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information. At June 30, 2020, we had future annual commitments of $21.0 million through 2024, which we believe we are no longer required to satisfy. While the outcome of this dispute is uncertain, the ultimate resolution of this matter could result in the continued enforcement of this contract or the accelerated payment of some or all of these annual commitments.

There have been no other significant changes to our contractual obligations outside the ordinary course of business since December 31, 2019. Please refer to our annual report on Form 10-K for the year ended December 31, 2019, for additional information regarding our contractual obligations.

Capital expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Our capital expenditures for 2020 represented the amount necessary to support our current operations. We estimate capital expenditures in 2020 will range from $20 million to $25 million, which will support our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2020, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

We are subject to interest rate risk on a portion of our long-term debt. Our Term Loan bears interest at a variable rate based on LIBOR plus a margin of 4.75% per annum, with a 1.00% LIBOR floor. As of June 30, 2020, LIBOR was below the 1.00% floor. Therefore a 1.00% increase in LIBOR would increase the annual interest payments for this debt by less than $0.7 million.

During 2020, substantially all of our operations were conducted within the United States; therefore we had no significant exposure to foreign currency exchange rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30,

2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

As previously disclosed, the market price of our common stock has varied significantly and could continue to vary significantly in the future as a result of a number of factors, some of which are beyond our control. In the event of a further or sustained drop in the market price of our common stock, our investors could lose a substantial part or all of their investment in our common stock. Consequently, our investors may not be able to sell shares of our common stock at prices equal to or greater than the price they paid.

The following factors, among others, could affect our stock price:

●	our operating and financial performance;
●	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;
●	actual or anticipated changes in revenue or earnings estimates or publication of reports by equity research analysts;
●	speculation in the press or investment community or the dissemination of information through social media platforms;
●	sales of our common stock by us or our stockholders, or the perception that such sales may occur;
●	litigation involving us or that may be perceived as having an adverse effect on our business;
●	general market conditions, including fluctuations in actual and anticipated future commodity prices;
●	errors in our forecasting of the demand for our services, which could lead to lower revenue or increased costs; and

●	domestic and international economic, legal and regulatory factors unrelated to our performance, including the COVID-19 pandemic and Saudi-Russia price war.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

A terrorist attack, armed conflict or health threat could harm our business.

As previously disclosed, we face risks related to global or national health concerns, including the outbreak of pandemic or contagious disease, such as the ongoing COVID-19 pandemic. The global spread of COVID-19 and the ongoing efforts to contain it have created significant volatility, uncertainty and economic disruption. In an effort to contain or slow the spread of COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. These measures have shuttered business and consumer activity worldwide, attenuating demand and prices across all segments of the oil and gas industry. As a result, we have temporarily suspended and altered certain aspects of our business and operations, which adversely affected our operations in the second quarter of 2020. The duration of these measures is unknown, may be extended and additional measures may be imposed.

The impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows include, but are not limited to, the following:

●	Reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which adversely affected our financial condition, results of operations and cash flows by reducing our revenues, margins and net income due to a decline in the demand and price for our services. In addition, volatility in the financial markets has increased the cost of capital and limited its availability.
●	Economic uncertainty and disruption have made it difficult for us, our customers and suppliers to accurately forecast and plan future business activities.
●	Deterioration in the financial position of our customers has impacted their ability or willingness to pay for our services and, as a result, negatively affected our operating results and, if it continues to a significant degree, could have a material adverse effect on our financial condition, results of operations and cash flows.
●	Disruptions to our supply chain in connection with the sourcing of materials from geographic areas that have been impacted by COVID-19 and by efforts to contain its spread.

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
3.1*

Certificate of Amendment to Amended and Restated Certificate of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, File No. 001-38382, filed with the SEC on May 11, 2020)

10.1**†	Amended and Restated Supply Agreement by and between FTS International Services, LLC and Covia Holdings Corporation dated May 3, 2019
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_____________________________

*Previously filed
**Filed herewith
***Furnished herewith
†Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTS INTERNATIONAL, INC.

Dated: August 10, 2020	By:	/s/ Michael J. Doss
Michael J. Doss
Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 10, 2020	By:	/s/ Lance D. Turner
Lance D. Turner
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)