Form 10-Q
period 2020-09-30
FTS International, Inc.
filed 2020-11-06
CIK 1529463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 5,380,859 shares of common stock, $0.01 par value, outstanding.

FTS INTERNATIONAL, INC.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. Forward-looking statements may be identified by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “likely,” “may,” “project,” “potential,” “seek,” “should,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, investors should not unduly rely on such statements. The risks that could cause these forward-looking statements to be inaccurate include but are not limited to:

●	our ability to satisfy the solicitation condition in the Second Amended and Restated Restructuring Support Agreement, dated September 21, 2020 (the "Restructuring Support Agreement");
●	the consummation of the Restructuring Transactions (as defined in the Restructuring Support Agreement);
●	our ability to obtain Bankruptcy Court approval with respect to motions or other requests made to the Bankruptcy Court;
●	our ability to consummate the prepackaged financial restructuring plan as contemplated by the Restructuring Support Agreement (the "Restructuring Plan");
●	our ability to comply with the milestones set forth in the Restructuring Support Agreement;
●	the effects of our bankruptcy proceedings on our liquidity or results of operations or business prospects;
●	the effects of our bankruptcy proceedings on our business and the interests of various constituents;
●	the length of time that we will operate under Chapter 11 protection;
●	risks associated with third-party motions in our bankruptcy proceedings;
●	increased levels of employee attrition during our bankruptcy proceedings;
●	further declines in domestic spending by the onshore oil and natural gas industry;
●	continued volatility in oil and natural gas prices;
●	the effect of a loss of, financial distress of, or decline in activity levels of, one or more significant customers;
●	actions of the Organization of the Petroleum Exporting Countries (“OPEC”), its members and other state-controlled oil companies relating to oil price and production controls;
●	our inability to employ a sufficient number of key employees, technical personnel and other skilled or qualified workers;
●	the price and availability of alternative fuels and energy sources;
●	the discovery rates of new oil and natural gas reserves;
●	the availability of water resources, suitable proppant and chemicals in sufficient quantities and pricing for use in hydraulic fracturing fluids;
●	uncertainty in capital and commodities markets and the ability of oil and natural gas producers to raise equity capital and debt financing;
●	ongoing and potential securities litigation and other litigation and legal proceedings, including arbitration proceedings;
●	our ability to participate in consolidation opportunities within our industry;
●	the ability to successfully manage the economic and operational challenges associated with a disease outbreak, including epidemics, pandemics, or similar widespread public health concerns, including the novel coronavirus (“COVID-19”) pandemic;
●	the ultimate geographic spread, duration and severity of the COVID-19 outbreak, and the effectiveness of actions taken, or actions that may be taken, by governmental authorities to contain such outbreak or treat its impact;
●	the ultimate duration and impact of geopolitical events that adversely affect the price of oil, including the Saudi-Russia price war earlier this year;

●	the outcome of the 2020 presidential election and related market conditions; and
●	an otherwise deterioration in general economic conditions or a weakening of the broader energy industry.

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

PART 1 – FINANCIAL INFORMATION

Item 1.Financial Statements

FTS INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions, except per share amounts)	2020	2019	2020	2019
Revenue
Revenue	$32.1	$186.0	$212.4	$633.4
Revenue from related parties	—	—	0.7	0.9
Total revenue	32.1	186.0	213.1	634.3

Operating expenses
Costs of revenue (excluding depreciation of $16.8, $20.6, $56.5 and $61.7 respectively, included in depreciation and amortization below)	30.7	145.5	174.2	472.4
Selling, general and administrative	11.8	21.1	42.7	66.4
Depreciation and amortization	17.8	22.7	59.4	67.9
Impairments and other charges	19.4	6.8	34.0	72.5
Loss (gain) on disposal of assets, net	—	(0.1)	0.1	(1.0)
Total operating expenses	79.7	196.0	310.4	678.2

Operating loss	(47.6)	(10.0)	(97.3)	(43.9)

Interest expense, net (contractual interest for the three and nine months ended September 30, 2020 of $8.1 and $22.8 respectively)	(7.4)	(7.6)	(22.1)	(23.5)
Gain on extinguishment of debt, net	—	0.8	2.0	1.2
Equity in net income of joint venture affiliate	—	—	—	0.6
Gain on sale of equity interest in joint venture affiliate	—	7.0	—	7.0
Reorganization items	(13.7)	—	(13.7)	—

Loss before income taxes	(68.7)	(9.8)	(131.1)	(58.6)
Income tax expense	—	1.0	—	1.3

Net loss	$(68.7)	$(10.8)	$(131.1)	$(59.9)

Basic and diluted loss per share	$(12.77)	$(1.99)	$(24.39)	$(10.96)
Shares used in computing basic and diluted earnings per share (in thousands)	5,381	5,430	5,376	5,465

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions, except share amounts)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$144.5	$223.0
Accounts receivable, net	28.6	77.0
Inventories	35.6	45.5
Prepaid expenses and other current assets	20.3	7.0
Total current assets	229.0	352.5

Property, plant, and equipment, net	185.9	227.0
Operating lease right-of-use assets	6.4	26.3
Intangible assets, net	29.5	29.5
Other assets	1.4	4.0
Total assets	$452.2	$639.3

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$14.8	$36.4
Accrued expenses	9.6	22.9
Current portion of operating lease liabilities	4.6	14.3
Other current liabilities	12.8	11.6
Total current liabilities	41.8	85.2

Long-term debt	—	456.9
Operating lease liabilities	3.8	13.9
Other liabilities	2.5	45.6
Liabilities subject to compromise	488.1	—
Total liabilities	536.2	601.6

Commitments and contingencies (Note 11)

Stockholders’ (deficit) equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized	—	—
Common stock, $0.01 par value, 320,000,000 shares authorized, 5,380,859 shares issued and outstanding at September 30, 2020 and 5,355,370 shares issued and outstanding at December 31, 2019	36.4	36.4
Additional paid-in capital	4,391.4	4,382.0
Accumulated deficit	(4,511.8)	(4,380.7)
Total stockholders’ (deficit) equity	(84.0)	37.7
Total liabilities and stockholders’ (deficit) equity	$452.2	$639.3

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2020	2019
Cash flows from operating activities
Net loss	$(131.1)	$(59.9)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	59.4	67.9
Stock-based compensation	9.4	9.6
Amortization of debt discounts and issuance costs	2.0	1.4
Loss (gain) on disposal of assets, net	0.1	(1.0)
Gain on extinguishment of debt, net	(2.0)	(1.2)
Gain on sale of equity interest in joint venture affiliate	—	(7.0)
Non-cash provision for supply commitment charges	9.1	57.6
Cash paid to settle supply commitment charges	(18.8)	(16.1)
Non-cash reorganization items	12.3	—
Impairment of assets	—	9.7
Inventory write-down	5.1	5.2
Other non-cash items	0.9	—
Changes in operating assets and liabilities:
Accounts receivable	47.5	38.7
Inventories	4.8	14.6
Prepaid expenses and other assets	(4.3)	(6.9)
Accounts payable	(20.9)	(28.5)
Accrued expenses and other liabilities	(4.3)	5.8
Net cash (used in) provided by operating activities	(30.8)	89.9

Cash flows from investing activities
Capital expenditures	(19.3)	(39.5)
Proceeds from disposal of assets	0.1	1.9
Proceeds from sale of equity interest in joint venture affiliate	—	30.7
Net cash used in investing activities	(19.2)	(6.9)

Cash flows from financing activities
Repayments of long-term debt	(20.6)	(46.4)
Repurchase of common stock	—	(8.3)
Taxes paid related to net share settlement of equity awards	(0.1)	(1.9)
Net cash used in financing activities	(20.7)	(56.6)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(70.7)	26.4
Cash and cash equivalents at beginning of period	223.0	177.8
Cash, cash equivalents, and restricted cash at end of period	$152.3	$204.2

Supplemental cash flow information:
Interest paid	$14.6	$17.9
Income tax payments	$0.4	$2.5
Cash paid for reorganization items classified as operating activities	$—	$—
Noncash investing and financing activities:
Capital expenditures included in accounts payable	$0.1	$3.3
Operating lease liabilities incurred from obtaining right-of-use assets	$0.6	$10.9
Derecognition of lease liabilities and right-of-use assets due to lease termination	$10.7	$—

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2020	5,355	$36.4	$4,382.0	$(4,380.7)	$37.7

Net loss	—	—	—	(11.7)	(11.7)
Activity related to stock plan	20	—	3.0	—	3.0
Balance at March 31, 2020	5,375	$36.4	$4,385.0	$(4,392.4)	$29.0

Net loss	—	—	—	(50.7)	(50.7)
Activity related to stock plan	6	—	3.6	—	3.6
Balance at June 30, 2020	5,381	$36.4	$4,388.6	$(4,443.1)	$(18.1)

Net loss	—	—	—	(68.7)	(68.7)
Activity related to stock plans	—	—	2.8	—	2.8
Balance at September 30, 2020	5,381	$36.4	$4,391.4	$(4,511.8)	$(84.0)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2019	5,472	$36.4	$4,378.4	$(4,307.9)	$106.9

Net loss	—	—	—	(55.0)	(55.0)
Cumulative effect of accounting change	—	—	—	0.1	0.1
Activity related to stock plan	18	—	1.3	—	1.3
Balance at March 31, 2019	5,490	$36.4	$4,379.7	$(4,362.8)	$53.3

Net income	—	—	—	5.9	5.9
Repurchase of common stock	(38)	—	(4.6)	—	(4.6)
Activity related to stock plan	3	—	3.4	—	3.4
Balance at June 30, 2019	5,455	$36.4	$4,378.5	$(4,356.9)	$58.0

Net loss	—	—	—	(10.8)	(10.8)
Repurchase of common stock	(61)	—	(3.7)	—	(3.7)
Activity related to stock plans	—	—	3.0	—	3.0
Balance at September 30, 2019	5,394	$36.4	$4,377.8	$(4,367.7)	$46.5

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — CHAPTER 11 BANKRUPTCY PROCEEDINGS

Unless the context requires otherwise, the use of the terms “FTSI,” “Company,” “we,” “us,” “our” or “ours” in these Notes to Consolidated Financial Statements refer to FTS International, Inc., together with its consolidated subsidiaries. On September 22, 2020, FTS International, Inc. (the “Parent”), FTS International Services, LLC, and FTS International Manufacturing, LLC (collectively with the Parent, the “Debtors”) filed petitions for voluntary relief (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Bankruptcy Court has approved joint administration of the Chapter 11 Cases under the caption In re FTS International, Inc., et al. The subsidiaries of the Company other than the Debtors are immaterial.

The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

The filing of the Chapter 11 Cases constitutes an event of default that accelerates the Parent’s obligations under the following debt instruments (the “Debt Instruments”):

●	$67.4 million in outstanding aggregate principal amount plus $0.3 million in accrued and unpaid interest under that certain credit agreement, dated as of April 16, 2014, by and among the Parent, the lenders party thereto, and Wilmington Savings Fund Society, FSB, as successor administrative agent, as amended, restated, amended and restated, modified, or supplemented from time to time (the “Term Loan Agreement”); and
●	$369.9 million in outstanding aggregate principal amount plus $9.0 million in accrued and unpaid interest of the Parent’s 6.25% senior secured notes due May 1, 2022 (the “Secured Notes”) issued pursuant to that certain Indenture, dated as of April 16, 2014, among the Parent, the guarantors named therein and U.S. Bank National Association, as collateral agent and trustee.

The Debt Instruments provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments will be automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

On September 21, 2020, the Debtors finalized a Restructuring Support Agreement (the “Restructuring Support Agreement”) with (i) certain holders (the “Consenting Noteholders”) of the Parent’s Secured Notes and (ii) certain lenders (together with the Consenting Noteholders, the “Consenting Creditors”) under the Term Loan Agreement and on September 22, 2020, the Company filed the Joint Prepackaged Chapter 11 Plan of Reorganization of FTS International, Inc. and its Debtor Affiliates (as amended, modified or supplemented from time to time, the “Restructuring Plan”) and the related disclosure statement. Capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q have the meanings given to them in the Restructuring Plan.

Although the Debtors intend to pursue the Restructuring in accordance with the terms set forth in the Restructuring Plan, there can be no assurance that the Debtors will be successful in completing the Restructuring or consummating the Restructuring Plan, on different terms or at all.

Under the Restructuring Plan, the Consenting Creditors have agreed, subject to certain terms and conditions, to support a financial restructuring (“Restructuring”) of the existing debt of, existing equity interests in, and certain other obligations of the Debtors, pursuant to the Restructuring Plan. The Restructuring Support Agreement and the Restructuring Plan contemplate, among other things:

●	the Consenting Creditors’ consent to the use of cash collateral securing the Secured Debt Claims to fund the Chapter 11 Cases consistent with the terms set forth in the Restructuring Plan and as otherwise acceptable to the Required Consenting Creditors;
●	on the Effective Date, the Reorganized Debtors may enter into an up to $50 million new revolving credit facility on terms acceptable to the Required Consenting Creditors;
●	on the Effective Date, in full and final satisfaction, settlement, release, and discharge of and in exchange for each Allowed Secured Debt Claim, each Holder of an Allowed Secured Debt Claim shall receive its Pro Rata share of and interest in (i) the Cash Consideration and (ii) 90.1% of the New FTS Equity, subject to dilution on account of the Management Incentive Plan and the Warrants, minus the Class 4 Recovery Deduction;
●	each Holder of an Allowed Other Unsecured Claim shall receive its Pro Rata share of and interest in the Unencumbered Plan Recovery at the applicable Debtor;
●	each Holder of an Allowed Ongoing Business Claim shall receive, as applicable, either: (i) Reinstatement of such Allowed Ongoing Business Claim pursuant to section 1124 of the Bankruptcy Code; (ii) payment in full in cash; or (iii) such other treatment rendering such Allowed Ongoing Business Claim Unimpaired; and
●	FTS Common Interests will receive their Pro Rata share of and interest in (i) 9.4% of the New FTS Equity, subject to dilution on account of the Management Incentive Plan and the Warrants, minus the Class 4 Recovery Deduction and (ii) the Warrants.

The foregoing description of the Restructuring Plan is not complete and is qualified in its entirety by reference to the full text of the Restructuring Plan, a copy of which is filed as an exhibit to this Quarterly Report.

The deadline to vote on the Restructuring Plan was October 21, 2020, and the results of that voting reflected more than 98% percent support of each class of voting holders of claims and interests. The Bankruptcy Court confirmed the Restructuring Plan on November 4, 2020, and the Debtors expect to emerge from the Chapter 11 Cases by the end of November.

These consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in these consolidated financial statements. Further, the plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists regarding our ability to continue as a going concern. As described above, the Bankruptcy Court confirmed the Restructuring Plan on November 4, 2020 and we expect to emerge from the Chapter 11 Cases by the end of-November and, as a result, we believe the substantial doubt regarding our ability to continue as a going concern will be alleviated.

Liabilities Subject to Compromise

The consolidated balance sheet as of September 30, 2020, includes amounts classified as liabilities subject to compromise, which represent liabilities we anticipate will be allowed as claims in the Chapter 11 Cases. Liabilities subject to compromise include amounts related to the rejection or termination of certain executory contracts. These amounts represent our current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.

The following table summarizes our liabilities subject to compromise:

September 30,
(In millions)	2020
Debt	$437.3
Terminated executory contracts	41.5
Interest	9.3
Total liabilities subject to compromise	$488.1

Reorganization Items

We have incurred expenses and losses associated with the reorganization. These items are classified as reorganization items in our consolidated statements of operations. The following table summarizes our reorganization items:

Three and Nine
Months Ended
September 30,
(In millions)	2020
Terminated executory contracts	9.8
Derecognition of unamortized debt discounts and issuance costs	2.5
Legal and professional fees	1.4
Total reorganization items	$13.7

NOTE 2 — BASIS OF PRESENTATION

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

Reclassifications

All inventory write-downs have been reclassified from costs of revenue to impairments and other charges on the statements of operations for the three and nine months ended September 30, 2019, to conform to current year presentation. This reclassification had no effect on operating income (loss) or net income (loss) as previously reported.

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

NOTE 3 — RESTRICTED CASH

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated statement of cash flows.

	September 30,	December 31,
(In millions)	2020	2019
Cash and cash equivalents	$144.5	$223.0
Restricted cash included in prepaid expenses and other current assets	7.8	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$152.3	$223.0

Our restricted cash represents cash pledged primarily as collateral for letters of credit issued to our casualty and general liability insurance provider.

NOTE 4 — CURRENT ECONOMIC ENVIRONMENT

Our business activities are concentrated in the well completion services segment of the oilfield services industry in the United States. The market for these services is cyclical, and we depend on the willingness of our customers to make expenditures to explore for, develop, and produce oil and natural gas in the United States. The willingness of our customers to undertake these activities depends largely upon prevailing industry conditions and is predominantly influenced by current and expected future prices for oil and natural gas. Our customer base is also concentrated. Our business, financial condition and results of operations can be materially adversely affected if one or more of our significant customers ceases to engage us for our services on favorable terms, or at all, or fails to pay, or delays in paying us significant amounts of our outstanding receivables.

A reduced demand for oil due to the COVID-19 pandemic and an increased supply of oil due to the Saudi-Russia price war earlier this year have substantially lowered the price of oil since March 2020. This lower price of oil and the pandemic have caused our customers to substantially reduce their hydraulic fracturing activities and the prices they are willing to pay for our services. We averaged seven active fleets in the third quarter. We expect to have one to two additional active fleets during the fourth quarter, but we have limited visibility into demand for 2021.

In response to this market environment, we are focused on offering a reduced number of active fleets into the market, as well as managing our fixed costs, to minimize the amount of cash needed to support our business during this time of low activity and low pricing levels. Our actions have included reducing labor costs through reductions in force, wage reductions, and furloughs. We have also negotiated with all our vendors to significantly reduce our non-labor costs.

We believe if our Chapter 11 Cases are resolved according to our Restructuring Plan, then the Company will be well positioned and have the financial flexibility to navigate the prolonged lower activity levels that the industry is experiencing. This will allow us to continue supplying the industry with the hydraulic fracturing services that are an integral part of U.S. oil production.

NOTE 5 — INDEBTEDNESS AND BORROWING FACILITY

The following table summarizes our total debt:

	September 30,	December 31,
(In millions)	2020	2019
Term loan due April 2021	$67.4	$90.0
Senior secured notes due May 2022	369.9	369.9
Total principal amount	437.3	459.9
Less unamortized discount and debt issuance costs	—	(3.0)
Total debt	437.3	456.9
Less amounts reclassified to liabilities subject to compromise	(437.3)	—
Total long-term debt	$—	$456.9

Before filing for our Chapter 11 Cases, we were in compliance with all of the covenants in our debt agreements.

Debt Repayments

In 2020, we repaid $22.6 million of aggregate principal amount of our Term Loan Agreement using cash on hand. We recognized a gain on this debt extinguishment of $2.0 million.

Terminated Revolving Credit Facility

As part of the Chapter 11 filing our revolving credit facility was terminated in the third quarter of 2020. Prior to its termination, the maximum availability of credit under our revolving credit facility was limited at any time to the lesser of $100 million or a borrowing base. The credit facility was amended in August 2020, which among other things, reduced the maximum availability under the credit facility from $250 million to $100 million. The borrowing base was based on percentages of eligible accounts receivable and was subject to certain reserves. If at any time borrowings and letters of credit issued under the credit facility exceeded the borrowing base, we would be required to repay an amount equal to such excess.

During 2020, there were no borrowings drawn under the credit facility, and certain letters of credit were issued. At September 30, 2020, we had replaced these letters of credit with cash collateralized letters of credit.

NOTE 6 — STOCKHOLDERS’ EQUITY

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

NOTE 7 — REVENUE

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

NOTE 8 — IMPAIRMENTS AND OTHER CHARGES

The following table summarizes our impairments and other charges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Transaction costs	$18.5	$—	$18.5	$—
Supply commitment charges	—	0.9	9.1	57.6
Inventory write-down	0.6	1.7	5.1	5.2
Employee severance costs	—	—	1.0	—
Loss on contract termination	0.3	—	0.3	—
Impairment of assets	—	4.2	—	9.7
Total impairments and other charges	$19.4	$6.8	$34.0	$72.5

Transaction Costs

In preparation for, and prior to filing, our Chapter 11 Cases, we incurred and paid $7.0 million in legal and professional fees and paid $11.5 million to certain holders of our Term Loan Agreement and Secured Notes pursuant to the Restructuring Support Agreement.

Supply Commitment Charges

We have historically incurred supply commitment charges when our purchases of sand from certain suppliers were less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future losses that are considered likely are also required to be recorded in the current period.

During the first nine months of 2020 and 2019, we recorded aggregate charges under these supply contracts of $9.1 million and $57.6 million, respectively. These charges related to actual purchase shortfalls incurred, as well as forecasted losses expected to be incurred and settled in future periods. Historically, these purchase shortfalls have been largely due to our customers choosing to procure their own sand, often from sand mines closer to their operating areas. Prior to and during our bankruptcy proceedings, we terminated these contracts and have no further purchase commitments to these vendors.

In May 2019, we restructured the Covia sand supply contract to reduce the total remaining commitment through 2024 by approximately $162 million. In connection with this agreement, we recorded a supply commitment charge of $55.0 million in the first quarter of 2019 to record losses on certain expected purchase shortfalls. The remaining amount of the 2019 charges represent revised estimates of our purchase shortfalls under this contract for 2019.

Estimated losses related to supply contracts contain uncertainties, such as future customer demand and sand preferences. These uncertainties require us to use judgment to quantify these estimates. Actual results could materially differ from our estimates.

Employee Severance Costs

In the first nine months of 2020, we incurred employee severance costs of $1.0 million in connection with our cost reduction measures to mitigate losses from the decline in customer activity levels due to the low commodity price environment. At September 30, 2020, we had zero remaining liability for future severance payments.

Loss on Contract Termination

In September 2020, we terminated our operating leases for containerized proppant delivery and a sand supply contract with a certain vendor. We recorded a net loss of $0.3 million as a result of these contract terminations.

2019 Fleet Capacity Reduction

In the fourth quarter of 2019, we decided to dispose of certain idle equipment. The equipment selected for disposal was comprised primarily of hydraulic fracturing pumps that were substantially depreciated. Certain hydraulic fracturing components, such as engines and transmissions that we believed to have remaining useful lives, were removed prior to disposing of the equipment and used in our maintenance and repair activities for our remaining fleets. These disposals reduced our capacity of equipment from 34 total fleets to 28 total fleets. We recorded an asset impairment of $4.2 million in connection with these anticipated disposals in the third quarter of 2019.

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

Risk of Future Impairments

As previously discussed, we have experienced a substantial downturn in our business resulting from the COVID-19 pandemic and the Saudi-Russia price war earlier this year. We concluded that this downturn resulted in triggering events in the second and third quarters of 2020 to test our long-lived assets and indefinite-lived tradename for impairment. After testing these assets for impairment, we concluded that no impairments were required in either period. These tests rely on two key inputs: the estimated severity and length of the current industry downturn and the magnitude of an industry recovery. If current industry conditions continue for a prolonged period or if our estimates of these key inputs are revised unfavorably in a future quarter, we will likely incur impairments of long-lived assets or our tradename in a future period.

NOTE 9 — INCOME TAXES

In 2012, we established a full valuation allowance with respect to our U.S. federal deferred tax assets and state deferred tax assets in excess of our deferred tax liabilities. We have recorded a full valuation allowance for these net deferred tax assets for each year since 2012. As a result, we only record income tax expense for states that limit the deduction of net operating loss carryforwards and for foreign income taxes. Deferred tax assets related to our U.S. federal and state tax net operating losses are still available to us to offset future taxable income, subject to limitations in the event of a change of control under Section 382 of the Internal Revenue Code. At September 30, 2020, we had not incurred such an ownership change.

The restructuring transactions contemplated in our Restructuring Plan will result in an ownership change under Section 382 upon our emergence from bankruptcy. This change could substantially reduce our net operating loss carryforwards and certain tax deductions; however, the full extent of this limitations is currently unknown.

At each reporting date, we consider all available positive and negative evidence to evaluate whether our deferred tax assets are more likely than not to be realized. A significant piece of negative evidence that we consider is whether we have incurred cumulative losses (generally defined as losses before income taxes) in recent years. Such negative evidence weighs heavily against other more subjective positive evidence such as our projections for future taxable income. We noted that for the three years ended December 31, 2019, we recorded cumulative income before income taxes of $391.2 million. Notwithstanding the three-year cumulative income, we concluded that a full valuation allowance was still required at September 30, 2020, because of the significant fluctuations of our business in recent years, and our losses before income taxes for the year ended December 31, 2019, and the for nine months ended September 30, 2020.

NOTE 10 — EARNINGS PER SHARE

The numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for our common stock are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions, except per share amounts)	2020	2019	2020	2019
Numerator:
Net loss used for basic and diluted EPS computations	$(68.7)	$(10.8)	$(131.1)	$(59.9)

Denominator:
Weighted average shares used for basic EPS computation (in thousands)	5,381	5,430	5,376	5,465
Effect of dilutive securities:
Dilutive potential of employee restricted stock units	—	—	—	—
Number of shares used for diluted EPS computation (in thousands)	5,381	5,430	5,376	5,465
Basic and diluted EPS	$(12.77)	$(1.99)	$(24.39)	$(10.96)

We had 95,000 and 165,000 restricted stock units outstanding at September 30, 2020 and 2019, respectively, that were not included in the calculation of diluted EPS for the periods presented because the effect would be antidilutive. These securities could be dilutive in future periods.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

Before terminating these contracts in the third quarter of 2020, we had purchase commitments with certain vendors to supply a significant portion of the proppant used in our operations. See discussion of our Covia dispute below and Note 8 – “Impairments and Other Charges” for more discussion of these terminated contracts.

Chapter 11 Proceedings

See Note 1 — “Chapter 11 Bankruptcy Proceedings” for more information about our bankruptcy proceedings.

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

Patterson v. FTS International Manufacturing, LLC and FTS International Services, LLC: On June 24, 2015, Joshua Patterson filed a lawsuit against the Company in the 115th Judicial District Court of Upshur County, Texas, alleging, among other things, that the Company was negligent with respect to an automobile accident in 2013. Mr. Patterson sought monetary relief of more than $1 million. On July 19, 2018, a jury returned a verdict of approximately $100 million, including punitive damages, against the Company. The trial court reduced the judgment on November 12, 2018 to approximately $33 million. The Company’s insurance carriers appealed and the Twelfth Court of Appeals reversed the verdict in its entirety on August 26, 2020, remanding the case for a new trial. The case is currently stayed due to the Company’s bankruptcy proceedings and no new trial date has been set. While the outcome of this case is uncertain, the Company has met its insurance deductible for this matter and we do not expect the ultimate resolution of this case to have a material adverse effect on our consolidated financial statements.

Securities Act Litigation: On February 22, 2019, Carol Glock filed a purported securities class action in the 160th Civil District Court of Dallas County, Texas (Cause No. DC-19-02668) against the Company, certain of our officers, directors and stockholders, and certain of the underwriters of our initial public offering of common stock (“IPO”). The complaint was brought on behalf of an alleged class of persons or entities who purchased our common stock in or traceable to our IPO, and purports to allege claims arising under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaint sought, among other relief, class certification, damages in an amount in excess of $1.0 million, and reasonable costs and expenses, including attorneys’ fees. After removing the case from state to federal court in the Southern District of Texas, Defendants filed a motion to dismiss based on deficiencies in the pleadings on September 18, 2020. Prior to a hearing on the motion, the parties settled the case on October 16, 2020. The settlement is on a class-wide basis, and is therefore, subject to both trial court and bankruptcy court approval. FTSI has insurance coverage on this matter, but several of FTSI’s co-defendants tendered requests for indemnification not covered by FTSI’s insurance. FTSI agreed to indemnify the IPO underwriter co-defendants. We believe the settlement should resolve both the insured and uninsured portions of this matter. We do not expect the ultimate resolution of this case to have a material adverse effect on our consolidated financial statements.

Covia Contract Dispute Resolution: The counterparty to our largest sand supply contract, Covia, filed a voluntary petition for relief under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas on June 29, 2020. FTSI became entitled to terminate its sand supply contract with Covia because of its bankruptcy filing. FTSI notified Covia of its termination of the sand supply contract on July 14, 2020, stating that no further amounts are due to Covia. Covia responded on July 22, 2020, claiming that FTSI is not entitled to terminate the agreement and is, therefore, obligated to make approximately $84 million in future payments and/or sand purchases through 2024. Covia also stated that, even if FTSI were permitted to terminate the supply contract, it would owe Covia $44 million. Covia filed an adversary proceeding against the Company on September 10, 2020, asserting the same claims in their July 22, 2020 letter. The Company resolved its dispute with Covia pursuant to the Confirmation Order.

We believe that costs associated with other legal matters will not have a material adverse effect on our consolidated financial statements or financial condition.

NOTE 12 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at a measurement date. We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level One: The use of quoted prices in active markets for identical financial instruments.

●	Level Two: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.
●	Level Three: The use of significant unobservable inputs that typically require the use of management’s estimates of assumptions that market participants would use in pricing.

Recurring Fair Value Measurements

Money market funds, classified as cash and cash equivalents, are the only financial instruments that are measured and recorded at fair value on the Company’s balance sheets. The following table presents money market funds at their level within the fair value hierarchy.

(In millions)	Principal Amount	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Money market funds	$119.6	$119.6	$119.6	$—	$—

December 31, 2019
Money market funds	$193.6	$193.6	$193.6	$—	$—

Fair Value of Financial Instruments

Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and long-term debt. With the exception of long-term debt and debt subject to compromise, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature.

Carrying amounts and the related estimated fair values of our long-term debt and debt subject to compromise are as follows:

(In millions)	Principal Amount	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Term Loan Agreement (1)	$67.4	$23.7	$—	$23.7	$—
Secured Notes (1)	369.9	122.1	—	122.1	—
	$437.3	$145.8	—	$145.8	$—
December 31, 2019
Term Loan Agreement (2)	$90.0	$77.0	$—	$77.0	$—
Secured Notes (2)	369.9	240.2	—	240.2	—
	$459.9	$317.2	$—	$317.2	$—

_____________________________

(1)	Classified as liabilities subject to compromise on our consolidated balance sheets
(2)	Classified as long-term debt on our consolidated balance sheets

Estimated fair values for our Term Loan Agreement and Secured Notes were determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the FASB’s fair value hierarchy.

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

Overview

We are an independent hydraulic fracturing service company and one of the only vertically integrated service providers of its kind in North America. Our services stimulate hydrocarbon flow from oil and natural gas wells drilled by E&P companies. We had 1.4 million total hydraulic horsepower across 28 fleets as of September 30, 2020. We averaged seven active fleets in the third quarter of 2020. We operate in the major basins in the United States.

Recent Developments

On September 22, 2020, FTS International, Inc. and its primary subsidiaries filed petitions for voluntary relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. The bankruptcy court has approved joint administration of the bankruptcy cases under the caption In re FTS International, Inc., et al. See Note 1 — “Chapter 11 Bankruptcy Proceedings” in the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information about our bankruptcy proceedings. The remaining subsidiaries of the Company that did not file for bankruptcy are immaterial.

We are currently operating as “debtors-in-possession” under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the bankruptcy code and the orders of the bankruptcy court. For the duration of the bankruptcy, our operations and ability to develop and execute our business plan are subject to the risks and uncertainties associated with the bankruptcy process described in Item 1A. “Risk Factors.” We are authorized to conduct normal business activities and pay all associated obligations for the period following the bankruptcy filing. We are authorized to pay employee wages and benefits, and certain vendors and suppliers in the ordinary course of business for goods and services provided. During the bankruptcy proceedings, all transactions outside the ordinary course of business require the prior approval of the bankruptcy court.

We are authorized to use the cash collateral securing our debt to fund the bankruptcy process. We agreed on a prepackaged restructuring plan with a substantial majority of our funded debt holders before filing for bankruptcy. This Restructuring Plan will eliminate our existing funded debt. The Restructuring Plan provides that our secured debt holders will receive $30.66 million in cash plus approximately 90.1% of the common equity shares of the Company, minus a portion of recoveries assigned to holders of unsecured funded debt claims and contract termination claims. The existing shareholders will receive approximately 9.4 % of the common equity shares of the Company, minus a portion of recoveries assigned to holders of unsecured funded debt claims plus warrants to acquire our common stock. Holders of unsecured funded debt claims and contract termination claims, unless otherwise agreed, will receive their share of the unencumbered asset value at the entity or entities against which they hold their claims. Claims other than funded debt claims and claims arising under terminated executory contracts are expected to ride through the bankruptcy unimpaired. The Bankruptcy Court confirmed the Restructuring Plan on November 4, 2020, and the Debtors expect to emerge from the Chapter 11 Cases by the end of-November. We settled our dispute with Covia with respect to its termination claim pursuant to the Confirmation Order.

As a result of our financial condition and the risks and uncertainties surrounding the bankruptcy proceedings, substantial doubt exists regarding our ability to continue as a going concern. As described above, the Bankruptcy Court confirmed the Restructuring Plan on November 4, 2020 and we expect to emerge from the Chapter 11 Cases by the end of November and, as a result, we believe the substantial doubt regarding our ability to continue as a going concern will be alleviated.

Summary Financial Results

●	Total revenue for the third quarter and first nine months of 2020 was $32.1 million and $213.1 million, which represented decreases of $153.9 million and $421.2 million, respectively, from the same periods in 2019.
●	Net loss for the third quarter and first nine months of 2020 was $68.7 million and $131.1 million, which represented increased losses of $57.9 million and $71.2 million, respectively, from the same periods in 2019.
●	Adjusted EBITDA for the third quarter and first nine months of 2020 was negative $7.6 million and positive $5.6 million, which represented decreases of $29.9 million and $100.1 million, respectively, from the same periods in 2019.

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

The average horizontal rig count was approximately 220 and 420 for the third quarter and first nine months of 2020, respectively, compared to an average of approximately 800 and 860 for the same respective periods last year. The rig count and our customer activity began decreasing significantly in March 2020 as E&P companies began reacting to the significantly lower price of oil resulting from the COVID-19 pandemic and the Saudi-Russia price war. The horizontal rig count declined to 207 on August 14, 2020, which is the lowest level since 2005. The decrease in rig count has substantially lowered the demand for our hydraulic fracturing equipment as we averaged seven active fleets in the third quarter. We expect to have one to two additional active fleets during the fourth quarter, but we have limited visibility into demand for 2021.

The prices that we are able to charge for our services are affected by the supply of hydraulic fracturing equipment that is available in the market to meet customer demand. The convergence of the COVID-19 pandemic and the Saudi-Russia price war during the first half of 2020 substantially reduced the pricing for our services, which are near breakeven levels on a cash basis.

In response to this market environment, we are focused on offering a reduced number of active fleets into the market, as well as managing our fixed costs, to minimize the amount of cash needed to support our business during this time of low activity and low pricing levels. Our actions have included reducing labor costs through reductions in force, wage reductions, and furloughs. We have also negotiated with all our vendors to significantly reduce our non-labor costs.

There is considerable uncertainty around the level of US oil production and the related demand for hydraulic fracturing services in the near to medium term, but we expect the industry to normalize at a higher level than those that we are currently experiencing. We believe if our bankruptcy cases are resolved according to our restructuring plan, then the Company will be well positioned to supply the industry with the hydraulic fracturing services that are and will continue to be an integral part of U.S. oil production.

We closely monitor the COVID-19 pandemic and are focused on the health and welfare of our employees and the communities where we work, as well as maintaining business continuity. We closely follow the guidance of the Centers for Disease Control (“CDC”) and adhere to state and local regulations. We have instituted health and safety procedures to protect our employees, customers and their families such as:

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

Results of Operations

Revenue

The following table includes certain operating statistics that affect our revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2020	2019	2020	2019
Revenue	$32.1	$186.0	$212.4	$633.4
Revenue from related parties	—	—	0.7	0.9
Total revenue	$32.1	$186.0	$213.1	$634.3

Total fracturing stages	3,243	7,050	11,599	21,020
Active fleets (1)	7.3	19.8	9.4	20.3
Total fleets (2)	28.0	34.0	28.0	34.0

_____________________________

(1)	Active fleets is the average number of fleets operating during the period. We had 8 and 18 active fleets at September 30, 2020 and 2019, respectively.
(2)	Total fleets is the total number of fleets owned at the end of the period. In the fourth quarter of 2019, we decided to dispose of certain idle equipment that reduced our fleets owned to 28 total fleets.

Total revenue for the third quarter and first nine months of 2020 decreased by $153.9 million and $421.2 million, respectively, from the same periods in 2019. This decrease was due to a lower number of average active fleets, lower average pricing of our services, a decrease in the prices for materials used in the fracturing process, and an increase in the portion of customers who provided their own proppant and fuel.

The number of fracturing stages completed per average active fleet for the third quarter increased by 24.8% due to continued improvements in our operating efficiencies. The number of fracturing stages completed per average active fleet for the first nine months of 2020 increased by 19.2% due to better operating efficiencies in the first quarter of 2020.

Costs of revenue

The following table summarizes our costs of revenue:

	Three Months Ended September 30,
	2020		2019
		As a Percent		As a Percent
(Dollars in millions)	Dollars	of Revenue	Dollars	of Revenue
Costs of revenue, excluding depreciation and amortization	$30.7	95.7%	$145.5	78.2%
Depreciation — costs of revenue	16.8	52.3%	20.6	11.1%
Total costs of revenue	$47.5	148.0%	$166.1	89.3%

	Nine Months Ended September 30,
	2020		2019
		As a Percent		As a Percent
(Dollars in millions)	Dollars	of Revenue	Dollars	of Revenue
Costs of revenue, excluding depreciation and amortization	$174.2	81.8%	$472.4	74.5%
Depreciation — costs of revenue	56.5	26.5%	61.7	9.7%
Total costs of revenue	$230.7	108.3%	$534.1	84.2%

Total costs of revenue for the third quarter and first nine months of 2020 decreased by $118.6 million and $303.4 million, respectively, from the same periods in 2019. This decrease was primarily due to the decrease in our costs of revenue, excluding depreciation.

Costs of revenue, excluding depreciation, for the third quarter and first nine months of 2020 decreased by $114.8 million and $298.2 million, respectively, from the same periods in 2019. The decreases for 2020 were due to a lower number of average active fleets compared to the same period in 2019, a decrease in the prices for materials used in the fracturing process, and an increase in the portion of customers who provided their own proppant and fuel.

Depreciation for our service equipment for the third quarter and first nine months of 2020 decreased by $3.8 million and $5.2 million, respectively, from the periods in 2019. These decreases were driven by reduced capital expenditures in the second and third quarters of 2020.

Total costs of revenue as a percentage of total revenue for the third quarter of 2020 increased by 58.7 percentage points from 89.3% in 2019 to 148.0% in 2020. Total costs of revenue as a percentage of total revenue for the first nine months of 2020 increased by 24.1 percentage points from 84.2% in 2019 to 108.3% in 2020 This increase was primarily due a decrease in the pricing for our services and the lower utilization rate of our fleets in the second and third quarters of 2020.

Selling, general and administrative expense

Selling, general and administrative expense for the third quarter and first nine months of 2020 decreased by $9.3 million and $23.7 million, respectively, from the same periods in 2019. This decrease was primarily due to lower compensation and benefits expense as well as the result of our cost-saving initiatives across the company in 2020.

Depreciation and amortization

The following table summarizes our depreciation and amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Costs of revenue (1)	$16.8	$20.6	$56.5	$61.7
Other (2)	1.0	2.1	2.9	6.2
Total depreciation and amortization	$17.8	$22.7	$59.4	$67.9

_________________________

(1)	Related to service equipment discussed under the “Costs of revenue” heading of this discussion and analysis.
(2)	Related to all long-lived assets other than service equipment.

Depreciation and amortization for the third quarter and first nine months of 2020 decreased by $4.9 million and $8.5 million, respectively, from the same periods in 2019. These decreases were due to decreases in depreciation for our service equipment, which has been previously discussed under “Costs of revenue.” The remaining decrease in depreciation was due to certain assets being disposed or becoming fully depreciated.

Impairments and other charges

The following table summarizes our impairments and other charges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Transaction costs	$18.5	$—	$18.5	$—
Supply commitment charges	—	0.9	9.1	57.6
Inventory write-down	0.6	1.7	5.1	5.2
Employee severance costs	—	—	1.0	—
Loss on contract termination	0.3	—	0.3	—
Impairment of assets	—	4.2	—	9.7
Total impairments and other charges	$19.4	$6.8	$34.0	$72.5

Transaction Costs: In preparation for, and prior to filing, our Chapter 11 Cases, we incurred and paid $7.0 million in legal and professional fees and paid $11.5 million to certain holders of our Term Loan Agreement and Secured Notes in connection with obtaining their support for the Restructuring Plan.

Supply Commitment Charges: We have historically incurred supply commitment charges when our purchases of sand from certain suppliers were less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future losses that are considered likely are also required to be recorded in the current period.

During the first nine months of 2020 and 2019, we recorded aggregate charges under these supply contracts of $9.1 million and $57.6 million, respectively. These charges related to actual purchase shortfalls incurred, as well as forecasted losses expected to be incurred and settled in future periods. Historically, these purchase shortfalls have been largely due to our customers choosing to procure their own sand, often from sand mines closer to their operating areas. Prior to and during our bankruptcy proceedings, we terminated these contracts and have no further purchase commitments to these vendors.

In May 2019, we restructured the Covia sand supply contract to reduce the total remaining commitment through 2024 by approximately $162 million. In connection with this agreement, we recorded a supply commitment charge of $55.0 million in the first quarter of 2019 to record losses on certain expected purchase shortfalls. The remaining amount of the 2019 charges represent revised estimates of our purchase shortfalls under this contract for 2019.

Estimated losses related to supply contracts contain uncertainties, such as future customer demand and sand preferences. These uncertainties require us to use judgment to quantify these estimates. Actual results could materially differ from our estimates.

Employee Severance Costs: In the first nine months of 2020, we incurred employee severance costs of $1.0 million in connection with our cost reduction measures to mitigate losses from the decline in customer activity levels due to the low commodity price environment. At September 30, 2020, we had zero remaining liability for future severance payments.

Loss on Contract Termination: In September 2020, we terminated our operating leases for containerized proppant delivery and a sand supply contract with a certain vendor. We recorded a net loss of $0.3 million as a result of these contract terminations.

2019 Fleet Capacity Reduction: In the fourth quarter of 2019, we decided to dispose of certain idle equipment. The equipment selected for disposal was comprised primarily of hydraulic fracturing pumps that were substantially depreciated. Certain hydraulic fracturing components, such as engines and transmissions that we believed to have remaining useful lives, were removed prior to disposing of the equipment and used in our maintenance and repair activities for our remaining fleets. These disposals reduced our capacity of equipment from 34 total fleets to 28 total fleets. We recorded an asset impairment of $4.2 million in connection with these anticipated disposals in the third quarter of 2019.

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

Risk of Future Impairments: As previously discussed, we have experienced a substantial downturn in our business resulting from the COVID-19 pandemic and the Saudi-Russia price war earlier this year. We concluded that this downturn resulted in triggering events in the second and third quarters of 2020 to test our long-lived assets and indefinite-lived tradename for impairment. After testing these assets for impairment, we concluded that no impairments were required in either period. These tests rely on two key inputs: the estimated severity and length of the current industry downturn and the magnitude of an industry recovery. If current industry conditions continue for a prolonged period or if our estimates of these key inputs are revised unfavorably in a future quarter, we will likely incur impairments of long-lived assets or our tradename in a future period.

Interest expense, net

Interest expense, net of interest income, for the third quarter and first nine months of 2020 decreased by $0.2 million and $1.4 million, respectively, from the same periods in 2019. We recognized approximately $0.7 million less interest expense in both periods as a result of us not recording interest expense for the days in the periods after our bankruptcy filing in accordance with the accounting guidance for bankruptcies. The decreases were also partially due to lower average long-term debt balances and lower average interest rates for our Term Loan Agreement in 2020. These decreases were partially offset by increased interest expense due to the derecognition of deferred issuance costs related to an amendment of our terminated revolving credit facility and lower interest received on our money market accounts in 2020.

Extinguishment of debt

In the first nine months of 2020, we repaid $22.6 million of aggregate principal amount of our Term Loan Agreement using cash on hand. We recognized a gain on this debt extinguishment of $2.0 million.

In the first nine months of 2019, we repaid $31.0 million of aggregate principal amount of our Term Loan Agreement using cash on hand. We recognized a loss on this debt extinguishment of $0.2 million. In the first nine months of 2019, we repurchased $17.0 million of aggregate principal amount of Secured Notes in the qualified institutional buyer market using cash on hand. We recognized a gain on this debt extinguishment of $1.4 million.

Gain on sale of equity interest in joint venture affiliate

In August 2019, FTSI closed on the sale of its 45% equity ownership interest in SinoFTS Petroleum Services Ltd., FTSI’s joint venture in China, to Sinopec Oilfield Services Corporation, FTSI’s joint venture partner. In exchange, FTSI, through its affiliate FTS International Netherlands B.V., received consideration of $26.9 million for the sale of its equity interest, and through FTS International Services, LLC, received a royalty fee of $5.8 million for a license for its intellectual property use and for future limited support of the joint venture’s operations. After conducting an analysis of the relative fair values of the equity interest and royalty fee, FTSI allocated $30.7 million of the total consideration received to the sale of its equity interest and $2.0 million to the prepaid royalty fee. FTSI recognized a gain of $7.0 million on the sale of its equity interest. The prepaid royalty fee is being recognized over an approximate six year period.

Reorganization items

We have incurred expenses and losses associated with the bankruptcy proceedings. These items are classified as reorganization items in our consolidated statements of operations. The following table summarizes our reorganization items:

Three and Nine
Months Ended
September 30,
(In millions)	2020
Terminated executory contracts	9.8
Derecognition of unamortized debt discounts and issuance costs	2.5
Legal and professional fees	1.4
Total reorganization items	$13.7

Income taxes

In 2012, we established a full valuation allowance with respect to our U.S. federal deferred tax assets and state deferred tax assets in excess of our deferred tax liabilities. We have continued to record a valuation allowance for these net deferred tax assets since 2012. As a result, we only record income tax expense for states that limit the deduction of net operating loss carryforwards and for foreign income taxes. See Note 9 — “Income Taxes” in the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more discussion of our valuation allowance.

Reconciliation of Adjusted EBITDA

The following table reconciles our net income or loss to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Net loss	$(68.7)	$(10.8)	$(131.1)	$(59.9)
Interest expense, net	7.4	7.6	22.1	23.5
Income tax expense	—	1.0	—	1.3
Depreciation and amortization	17.8	22.7	59.4	67.9
Loss (gain) on disposal of assets, net	—	(0.1)	0.1	(1.0)
Gain on extinguishment of debt, net	—	(0.8)	(2.0)	(1.2)
Stock-based compensation	2.8	2.9	9.4	9.6
Supply commitment charges	—	0.9	9.1	57.6
Inventory write-down	0.6	1.7	5.1	5.2
Impairment of assets	—	4.2	—	9.7
Employee severance costs	—	—	1.0	—
Gain on sale of equity interest in joint venture affiliate	—	(7.0)	—	(7.0)
Transaction costs	18.5	—	18.5	—
Reorganization items	13.7	—	13.7	—
Loss on contract termination	0.3	—	0.3	—
Adjusted EBITDA (1)	$(7.6)	$22.3	$5.6	$105.7

_____________________________

(1)	Adjusted EBITDA is a non-GAAP financial measure that we define as earnings before interest, income taxes, and depreciation and amortization; as well as, the following items, if applicable: gain or loss on disposal of assets; debt extinguishment gains or losses; inventory write-downs; asset and goodwill impairments; gain on insurance recoveries; acquisition earn-out adjustments; stock-based compensation; supply commitment charges; acquisition or disposition transaction costs; gain on sale of equity interest in joint venture affiliate; employee severance cost related to corporate-wide cost reduction initiatives; transaction costs; reorganization items; and loss on contract termination. The most comparable financial measure to Adjusted EBITDA under GAAP is net income or loss. Adjusted EBITDA is used by management to evaluate the operating performance of our business for comparable periods and it is a metric used for management incentive compensation. Adjusted EBITDA should not be used by investors or others as the sole basis for formulating investment decisions, as it excludes a number of important items. We believe Adjusted EBITDA is an important indicator of operating performance because it excludes the effects of our capital structure and certain non-cash items from our operating results. Adjusted EBITDA is also commonly used by investors in the oilfield services industry to measure a company’s operating performance, although our definition of Adjusted EBITDA may differ from other industry peer companies.

Liquidity and Capital Resources

Sources of Liquidity

As part of the Chapter 11 filing our revolving credit facility was terminated in the third quarter of 2020. At September 30, 2020, we had $144.5 million of cash and cash equivalents, which represented our total liquidity position. We believe that our cash and cash equivalents and any cash provided by operations will be sufficient to fund our bankruptcy proceedings, operations, capital expenditures and contractual obligations for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended
	September 30,
(In millions)	2020	2019
Net income or loss adjusted for non-cash items	$(34.8)	$82.3
Changes in operating assets and liabilities	22.8	23.7
Cash paid to settle supply commitment charges	(18.8)	(16.1)
Net cash (used in) provided by operating activities	(30.8)	89.9
Net cash used in investing activities	(19.2)	(6.9)
Net cash used in financing activities	(20.7)	(56.6)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(70.7)	26.4
Cash and cash equivalents at beginning of period	223.0	177.8
Cash, cash equivalents, and restricted cash at end of period	$152.3	$204.2

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

Cash flows from operating activities: Net cash used by operating activities was $30.8 million and provided by operating activities was $89.9 million in the first nine months of 2020 and 2019, respectively. Cash flows from operating activities consists of net income or loss adjusted for non-cash items, changes in operating assets and liabilities and cash paid to settle supply commitment charges. Net income or loss adjusted for non-cash items resulted in a cash decrease of $34.8 million and a cash increase of $82.3 million in the first nine months of 2020 and 2019, respectively. This change was primarily due to lower earnings in 2020 after excluding supply commitment charges. This change was also due to the payments of $7.0 million in legal and professional fees and $11.5 million in 2020 to certain holders of our Term Loan Agreement and Secured Notes in connection with obtaining their support for the Restructuring Plan. The net change in operating assets and liabilities resulted in a cash increase of $22.8 million and $23.7 million in the nine months of 2020 and 2019, respectively. The cash increase in 2020 was due to a release of working capital as our activity levels decreased.

Cash flows from investing activities: Net cash used in investing activities was $19.2 million and $6.9 million in the first nine months of 2020 and 2019, respectively. This increase was primarily due to the proceeds received from the sale of our equity interest in our China joint venture in the third quarter of 2019, which was partially offset by decreased capital expenditures in 2020 compared to 2019.

Cash flows from financing activities: Net cash used in financing activities was $20.7 million and $56.6 million in the first nine months of 2020 and 2019, respectively. In the first nine months of 2020 we used $20.6 million of cash to repay long-term debt. In the first nine months of 2019 we used $46.4 million of cash to repay long-term debt and $8.3 million to repurchase our common stock.

Cash Requirements

Contractual Commitments and Obligations

In the first nine months of 2020, we repaid $22.6 million of aggregate principal amount of Term Loan using cash on hand. We recognized a gain on this debt extinguishment of $2.0 million.

On July 14, 2020, we gave notice to terminate our largest sand supply contract with Covia, and the dispute regarding the same was resolved pursuant to the Confirmation Order. See Note 11 — “Commitments and Contingencies” in the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information.

In September 2020 we terminated a sand supply contract which reduced our future purchase commitments in the fourth quarter of 2020 and the full year of 2021 by $0.7 million and $1.4 million, respectively.

There have been no other significant changes to our contractual obligations outside the ordinary course of business and bankruptcy proceedings since December 31, 2019. See Note 1 — “Chapter 11 Bankruptcy Proceedings” in the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q and refer to our annual report on Form 10-K for the year ended December 31, 2019, for additional information regarding our contractual obligations.

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

Recently Issued Accounting Pronouncements

See Note 2 — “Basis of Presentation” in the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2020, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

Prior to filing bankruptcy, we were subject to interest rate risk on a portion of our long-term debt. See Note 1 — “Chapter 11 Bankruptcy Proceedings” in the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information. Our Term Loan Agreement bears interest at a variable rate based on LIBOR plus a margin of 4.75% per annum, with a 1.00% LIBOR floor. As of September 30, 2020, LIBOR was below the 1.00% floor. Therefore, a 1.00% increase in LIBOR would increase the annual interest payments for this debt by less than $0.7 million.

During 2020, substantially all of our operations were conducted within the United States; therefore, we had no significant exposure to foreign currency exchange rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 1 — “Chapter 11 Bankruptcy Proceedings” and Note 11 — “Commitments and Contingencies” in the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which are incorporated by reference herein.

Item 1A. Risk Factors

The following risk factors are provided to update and supplement the corresponding risk factors previously disclosed under the heading “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

We are subject to the risks and uncertainties associated with proceedings under chapter 11 of the Bankruptcy Code.

On September 22, 2020, the Company, FTS International Services, LLC and FTS International Manufacturing, LLC (collectively, the “Company Parties”) filed petitions for voluntary relief under chapter 11 of the United States Bankruptcy Code. On September 21, 2020, the Company Parties entered into the Second Amended & Restated Restructuring Support Agreement (the “Restructuring Support Agreement”) with (1) certain holders (the “Consenting Noteholders”) of the Company’s 6.25% senior secured notes due May 1, 2022 (the “Secured Notes”) and (2) certain lenders (together with the Consenting Noteholders, the “Consenting Creditors”) under that certain credit agreement, dated as of April 16, 2014, by and among the Company, the lenders party thereto and Wilmington Savings Fund Society, FSB, as successor administrative agent, as amended, restated, amended and restated, modified, or supplemented from time to time (the “Term Loan Agreement”). Upon entry into the Restructuring Support Agreement, the Consenting Creditors represented approximately 87.56% of the combined outstanding principal amount of Secured Notes and loans under the Term Loan Agreement. On September 22, 2020, the Company filed the Joint Prepackaged Chapter 11 Plan of Reorganization of FTS International, Inc. and its Debtor Affiliates (as amended, modified or supplemented from time to time, the “Restructuring Plan”) and the related disclosure statement, in accordance with the terms of the Restructuring Support Agreement.

For the duration of our bankruptcy proceedings, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern thereafter, are subject to risks and uncertainties associated with bankruptcy, including the following:

●	our ability to consummate the Restructuring Plan;
●	our ability to maintain our relationships with our suppliers, service providers, employees and other third parties;
●	our ability to maintain other contracts that are critical to our operations;
●	our ability to execute our business plan in the current depressed commodity price environment;
●	our ability to retain key employees; and
●	the actions and decisions of our creditors and other third parties who have interests in our bankruptcy proceedings that may be inconsistent with our plans.

Delays in our bankruptcy proceedings increase our costs associated with the bankruptcy process along with the risks of our being unable to reorganize our business and emerge from bankruptcy.

These risks and uncertainties could affect our business and operations in various ways. Pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. We cannot accurately predict or quantify the ultimate impact that events that occur during our bankruptcy proceedings will have on our business, financial condition, results of operations and cash flows.

The Bankruptcy Court confirmed the Restructuring Plan on November 4, 2020, and the Debtors expect to emerge from the Chapter 11 Cases by the end of-November.

Even if the Restructuring Plan is consummated, we will continue to face a number of risks, principally the degree to which oil prices remain at low levels, and if so, for what length of time, which is likely to depend on the extent and impact of the COVID-19 pandemic, plus our ability to reduce expenses, implement any strategic initiatives and generally maintain favorable relationships with and secure the confidence of our counterparties. Accordingly, while we believe that the Restructuring Plan places us in the best position for success as a going concern, we cannot provide assurance that the proposed financial restructuring will allow us to continue as a going concern.

The Restructuring Plan may not become effective.

The Restructuring Plan may not become effective because it is subject to the satisfaction of certain conditions precedent (some of which are beyond our control). There can be no assurance that such conditions will be satisfied or waived and, therefore, that the Restructuring Plan will become effective and that we will emerge from our bankruptcy proceedings as contemplated by the Restructuring Plan. If the effective date of the Restructuring Plan is delayed, we may not have sufficient cash available to operate our business. In that case, we may need post-petition financing, which may increase the cost of consummating the Restructuring Plan. There is no assurance of the terms on which such financing may be available or if such financing will be available at all. If the transactions contemplated by the Restructuring Plan are not completed, it may become necessary to amend the Restructuring Plan, with accompanying expenses and material delays.

We have substantial liquidity needs and may not have sufficient liquidity for the time necessary to consummate the Restructuring Plan.

We have incurred, and expect to continue to incur, significant costs in connection with our bankruptcy proceedings. With the Bankruptcy Court’s authorization to use cash collateral, we believe that we will have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through our bankruptcy proceedings. As such, we expect to pay vendor obligations on a go-forward basis in the ordinary course according to the terms of our current contracts and consistent with applicable court orders approving such payments. However, there can be no assurance that our current liquidity will be sufficient to allow us to satisfy our obligations related to our bankruptcy proceedings and those necessary for consummation of the Restructuring Plan. There is a risk that we could fail to consummate the exit financing contemplated by the Restructuring Support Agreement, or that it will not be sufficient to meet our liquidity needs.

As a result of our bankruptcy proceedings, our financial results may not reflect historical trends.

We expect that our historical financial performance likely will not be indicative of financial performance after the date of the bankruptcy filing. In addition, if we emerge from our bankruptcy proceedings, the amounts reported in subsequent periods may materially change due to revisions to our operating plans. Our September 30, 2020 condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. In addition, our unaudited condensed consolidated financial statements do not reflect any adjustments related to bankruptcy or liquidation accounting. We also will be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities prior to seeking bankruptcy protection. Our financial results after the application of fresh start accounting are likely to be different from historical trends.

Our bankruptcy proceedings will consume a substantial portion of the time and attention of our management, and we may face increased levels of employee attrition.

Our management will be required to spend a significant amount of time and effort focusing on our bankruptcy proceedings instead of focusing exclusively on our operations. This may adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if our bankruptcy proceedings are protracted.

During the duration of our bankruptcy proceedings, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our business and results of operations. The failure to retain or attract new members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives.

On the effective date of the Restructuring Plan, the composition of our board of directors will change substantially.

Under the Restructuring Plan, the composition of our board of directors will change substantially. Pursuant to the Restructuring Plan, our new board of directors will be comprised of five directors: (1) one of which will be our CEO, (2) three of which shall be selected by the Consenting Noteholders holding a majority of the Secured Notes held by the Consenting Noteholders, and (3) one of which shall be selected by the lenders under our Term Loan Agreement. Any new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on the board of directors and, thus, may have different views on the issues that will determine our strategic and operational direction and may differ materially from those of the past.

Certain claims will not be discharged and could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arise prior to the filing of our bankruptcy proceedings or before confirmation of the Restructuring Plan (1) would be subject to compromise and/or treatment under the Restructuring Plan and/or (2) would be discharged in accordance with the terms of the Restructuring Plan. In order to achieve our objective of a swift confirmation of the Restructuring Plan as in the best interests of the Company and to best support our go-forward business enterprise, we determined to leave many classes of claims as unimpaired and thus such claims are not discharged under the Restructuring Plan. Holders of such claims can still assert the claims against the reorganized entity and may have an adverse effect on our financial condition and results of operations.

Even if the Restructuring Plan is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Restructuring Plan is consummated, we will continue to face a number of risks, including further deterioration in commodity prices or decreased market demand or increasing expenses. Accordingly, we cannot guarantee that the Restructuring Plan or any other chapter 11 plan of reorganization will achieve our stated goals.

Furthermore, even if our debts are discharged through such plan, we may need to raise additional funds through public or private debt or equity financing to fund the Company’s operations and its capital needs. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all. Therefore, adequate funds may not be available when needed, or in sufficient amounts or available on acceptable terms, if at all.

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

The following factors, among others, could affect our stock price:

●	our operating and financial performance;
●	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;
●	actual or anticipated changes in revenue or earnings estimates or publication of reports by equity research analysts;
●	speculation in the press or investment community or the dissemination of information through social media platforms;
●	sales of our common stock by us or our stockholders, or the perception that such sales may occur;
●	litigation involving us or that may be perceived as having an adverse effect on our business;
●	general market conditions, including fluctuations in actual and anticipated future commodity prices;
●	errors in our forecasting of the demand for our services, which could lead to lower revenue or increased costs;
●	domestic and international economic, legal and regulatory factors unrelated to our performance, including the COVID-19 pandemic and Saudi-Russia price war; and
●	the other risk factors described herein.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Health threats have harmed and may continue to harm our business.

As previously disclosed, we face risks related to global or national health concerns, including the outbreak of a pandemic or contagious diseases, such as the ongoing COVID-19 pandemic. The global spread of COVID-19 and the ongoing efforts to contain it have created significant volatility, uncertainty and economic disruption. In an effort to contain or slow the spread of COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. These measures shuttered business and consumer activity worldwide, attenuating demand and prices across all segments of the oil and gas industry. As a result, we temporarily suspended and/or altered certain aspects of our business and operations, which adversely affected our operations in the third quarter of 2020 and may continue to adversely affect our operations. The duration of these measures is unknown, may be extended and additional measures may be imposed.

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

To the extent the COVID-19 pandemic adversely affects our financial condition, results of operations and cash flows, it may also heighten many of the other risks described herein and in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2019.

Oil and natural gas prices are volatile and have declined significantly in past periods, which has adversely affected, and may again adversely affect, our financial condition, results of operations and cash flows.

In March 2020, the Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC+”) were unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. As a result, the supply of low-priced oil to the global market increased substantially. The oversupply of low-priced oil, together with weakened demand due to the ongoing COVID-19 pandemic, lead to a collapse in oil prices during March 2020. While OPEC+ agreed in April to cut production, depressed commodity prices have remained and could continue for the foreseeable future. In addition, demand for our services has declined as our customers adjusted their capital budgets and operations in response to lower oil prices. These events have adversely affected and are expected to continue to adversely affect our financial condition, results of operations and cash flows. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that such market conditions will persist, the extent of the impact they will have on the Company’s financial condition, results of operations and cash flows, or the pace of any subsequent recovery.

To the extent that these events and conditions adversely affect our financial condition, results of operations and cash flows, they may also heighten many of the other risks described herein and in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2019.

Item 5. Other Information

Confirmation of the Plan and Disclosure Statement

As previously disclosed, on September 22, 2020, the Company Parties filed the Chapter 11 Cases in the Bankruptcy Court. The Company Parties’ Chapter 11 Cases are jointly administered under the caption In re FTS International, Inc., et al., Case No. 20-34622. On September 22, 2020, the Company filed the Joint Prepackaged Chapter 11 Plan of Reorganization of FTS International, Inc. and its Debtor Affiliates (as amended, modified or supplemented from time to time, the “Plan”) and the related disclosure statement (the “Disclosure Statement”). Capitalized terms used but not otherwise defined in this Part II. Item 5 of this Quarterly Report on Form 10-Q have the meanings given to them in the Plan.

On November 4, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, as modified by the Confirmation Order, and approving the Disclosure Statement. The Plan is attached to the Confirmation Order as Exhibit A.

The Company Parties expect that the effective date of the Plan will occur as soon as all conditions precedent to the Plan have been satisfied (the “Effective Date”). Although the Company Parties expect the Effective Date to occur by the end of-November 2020, the Company Parties can make no assurances as to when, or ultimately if, the Plan will become effective. It is also possible that technical amendments could be made to the Plan prior to the Effective Date.

The following is a summary of certain material terms of the Plan. This summary highlights only certain substantive provisions of the Plan and is not intended to be a complete description of the Plan. This summary is qualified in its entirety by reference to the full text of the Plan and the Confirmation Order, which are attached to this Quarterly Report as Exhibits 2.1 and 99.1, respectively, and incorporated by reference herein.

The Plan and Treatment of Claims and Interests

The Plan contemplates the following treatment of claims against and interests in the Company Parties:

●	Holders of Allowed Secured Debt Claims. Each holder of an Allowed Secured Debt Claim will receive its Pro Rata share of and interest in (i) the Cash Consideration and (ii) 90.1% of the reorganized Company’s common stock (the “New Common Stock”), subject to dilution on account of the Management Incentive Plan (the “MIP”) and the Warrants, minus the Class 4 Recovery Deduction.
●	Holders of Other Unsecured Claims. Each holder of an Allowed Other Unsecured Claim shall receive its Pro Rata share of and interest in the Unencumbered Plan Recovery at the applicable Debtor.
●	Holders of Allowed Ongoing Business Claims. Each holder of an Allowed Ongoing Business Claim shall receive, as applicable, either: (i) Reinstatement of such Allowed Ongoing Business Claim pursuant to section 1124 of the Bankruptcy Code; (ii) payment in full in cash on the later of (A) the Effective Date or as soon as reasonably practicable thereafter, or (B) the date such payment is due in the ordinary course of business in accordance with the terms and conditions of the particular transaction giving rise to such Allowed Ongoing Business Claim; or (iii) such other treatment rendering such Allowed Ongoing Business Claim Unimpaired.
●	Existing Equity Holders. Holders of the Company’s existing equity interests will receive their Pro Rata share of and interest in (i) 9.4% of the New Common Stock, subject to dilution on account of the MIP, (ii) warrants to purchase 10.0% of New Common Stock (the “Tranche 1 Warrants”) and (iii) warrants to purchase 20.0% of New Common Stock (together with the Tranche 1 Warrants, the “Warrants”).
●	Holders of Intercompany Claims and Intercompany Interests. At the option of the reorganized Company Parties, Intercompany Claims and Intercompany Interests will be either Reinstated or cancelled and released without any distribution.

Unless otherwise specified, the treatment set forth in the Plan and the Confirmation Order will be in full satisfaction of all claims against and interests in the Company Parties, which will be discharged on the Effective Date. All of the Company Parties’ existing funded debt and equity (except for certain intercompany interests) will be extinguished by the Plan.

Additional information regarding the classification and treatment of claims and interests can be found in Article III of the Plan.

Capital Structure

As of the Effective Date, the Company will issue New Common Stock and/or Warrants to existing equity holders and certain holders of claims against and interests in the Company Parties, and the Company’s shares of existing common stock outstanding prior to the Effective Date will be cancelled, in each case as provided in the Plan. As of November 4, 2020, there were 5,578,515 shares of the Company’s existing common stock outstanding. Under the Plan, the Company’s new organizational documents will become effective on the Effective Date. The shares of New Common Stock and the Warrants issued pursuant to the Plan will be issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by section 1145 of the Bankruptcy Code.

Exit Financing

On the Effective Date, the Company Parties expect to enter into an asset-based revolving exit credit facility with initial commitments of $40,000,000, subject to a borrowing base and usual and customary terms and covenants for asset-based facilities of this type.

Management Incentive Plan

Effective as of the Effective Date, the Company’s board of directors will implement the MIP, with a pool of stock-based awards, in the form of options, appreciation rights, restricted stock units, restricted stock, or similar awards, as applicable, representing 10.0% of the New Common Stock (“MIP Pool”), determined on a fully diluted and fully distributed basis (i.e., assuming conversion of all outstanding convertible securities and full distribution of the MIP Pool).

Settlement, Releases and Exculpations

The Plan incorporates an integrated compromise and settlement of claims to achieve a beneficial and efficient resolution of the Chapter 11 Cases. Unless otherwise specified, the settlement, distributions, and other benefits provided under the Plan, including the releases and exculpation provisions included therein, are in full satisfaction of all claims and causes of action that could be asserted.

The Plan provides releases and exculpations for the benefit of the Company Parties, certain of the Company Parties’ claimholders and interestholders, other parties in interest and various parties related thereto, each in their capacity as such, from various claims and causes of action, as further set forth in Article VIII of the Plan.

Certain Information Regarding Assets and Liabilities of the Company

Information regarding the assets and liabilities of the Company as of the most recent practicable date is hereby incorporated by reference to Part I, Item 1 of this Quarterly Report.

Item 6. Exhibits

Exhibit Number	Description
2.1**

Joint Prepackaged Chapter 11 Plan of Reorganization of FTS International, Inc., and its Debtor Affiliates (incorporated by reference to Exhibit A of the Confirmation Order attached as Exhibit 99.1 hereto)

10.1**

Amendment No. 1 to Credit Agreement and Guaranty and Security Agreement dated August 14, 2020 among the Company and FTS International Services, LLC, each as borrowers, FTS International Manufacturing, LLC, as guarantor, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent

10.2*

Second Amended and Restated Restructuring Support Agreement dated September 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020)

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1**	Order Confirming the Joint Prepackaged Chapter 11 Plan of Reorganization of FTS International, Inc., and its Debtor Affiliates
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

FTS INTERNATIONAL, INC.

Dated: November 6, 2020	By:	/s/ Michael J. Doss
Michael J. Doss
Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 6, 2020	By:	/s/ Lance D. Turner
Lance D. Turner
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)