Form 10-K
period 2020-12-31
FTS International, Inc.
filed 2021-03-05
CIK 1529463

Erm

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-38382

FTS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	30-0780081
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 2900, Fort Worth, Texas	76102
(Address of Principal Executive Offices)	(Zip Code)

(817) 862-2000

(Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	FTSI	NYSE American
Series A Preferred Purchase Rights		NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10.8 million, based on the closing price of the registrant’s common stock on that date. As of February 26, 2021, the registrant had 13,677,664 shares of Class A common stock, par value $0.01 per share, and 312,306 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2021 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

FTS INTERNATIONAL, INC.

Form 10-K

Year Ended December 31, 2020

i

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this annual report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. Forward-looking statements may be identified by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures and growth rates, our plans and objectives for future operations, growth or initiatives or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, investors should not unduly rely on such statements. The risks that could cause these forward-looking statements to be inaccurate include but are not limited to:

●	the effects of our bankruptcy proceedings on our business, liquidity, results of operations and prospects and the interests of various constituents;
●	a further decline or future decline in domestic spending by the onshore oil and natural gas industry;
●	continued volatility or future volatility in oil and natural gas prices;
●	customers’ inability to maintain or increase their reserves going forward;
●	deterioration in general economic conditions or a continued weakening or future weakening of the broader energy industry;
●	the competitive nature of the industry in which we conduct our business;
●	the effect of a loss of, or financial distress of, one or more significant customers;
●	nonpayment by customers to whom we extend credit;
●	demand for services in our industry;
●	actions of the Organization of the Petroleum Exporting Countries (“OPEC”), its members and other state-controlled oil companies relating to oil price and production controls;
●	our inability to employ a sufficient number of key employees, technical personnel and other skilled or qualified workers;
●	the occurrence of a significant event or adverse claim in excess of the insurance coverage we maintain;
●	fines or penalties (administrative, civil or criminal), revocations of permits, or issuance of corrective action orders for noncompliance with health, safety and environmental laws and regulations;
●	changes in laws and regulations which impose additional requirements or restrictions on business operations;
●	federal, state and local regulation of hydraulic fracturing and other oilfield service activities, as well as exploration and production (“E&P”) activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;
●	existing or future laws and regulations related to greenhouse gases and climate change;
●	our ability to obtain permits, approvals and authorizations from governmental and third parties, and the effects of or changes to U.S. and foreign government regulation;
●	restrictions on drilling activities intended to protect certain species of wildlife;
●	conservation measures and technological advances which reduce demand for oil and natural gas;

●	the level of global and domestic oil and natural gas inventories;
●	the price and availability of alternative fuels and energy sources;
●	the discovery rates of new oil and natural gas reserves;
●	limitations on construction of new natural gas pipelines or increases in federal or state regulation of natural gas pipelines;
●	the ability to successfully manage the economic and operational challenges associated with a disease outbreak, including epidemics, pandemics, or similar widespread public health concerns, including the novel coronavirus (“COVID-19”) pandemic;
●	the ultimate geographic spread, duration and severity of the COVID-19 outbreak, and the effectiveness of actions taken, or actions that may be taken, by governmental authorities to contain such outbreak or treat its impact;
●	the availability of water resources, suitable proppant and chemicals in sufficient quantities for use in hydraulic fracturing fluids;
●	the cost of exploring for, developing, producing and delivering oil and natural gas;
●	third-party claims for possible infringement of intellectual property rights;
●	introduction of new drilling or completion techniques, or services using new technologies subject to patent or other intellectual property protections;
●	lead times associated with acquiring equipment and products and availability of qualified personnel;
●	loss or corruption of our information or a cyberattack on our computer systems;
●	adverse weather conditions causing stoppage or delay in operations;
●	a terrorist attack, armed conflict or health threat disrupting operations;
●	additional economic, political and regulatory risks related to international operations;
●	geopolitical developments and political instability in oil and natural gas producing countries;
●	our ability to utilize our net operating losses;
●	adverse effects on our financial strategy and liquidity;
●	changes in U.S. tax laws or the ability to utilize our net operating loss carryforwards and certain tax amortization deductions; and
●	uncertainty in capital and commodities markets and the ability of oil and natural gas producers to raise equity capital and debt financing.

We make many of our forward-looking statements based on our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

See “Risk Factors” included in Item 1A of this annual report for a more complete discussion of the risks and uncertainties mentioned above and for a discussion of other risks and uncertainties we face that could cause our forward-looking statements to be inaccurate. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this annual report and hereafter in our other filings with the Securities and Exchange Commission (“SEC”) and our public communications. All forward-looking statements made by us should be evaluated in the context of these risks and uncertainties.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this annual report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I

ITEM 1. BUSINESS

General

Certain prior year financial statements are not comparable to our current year financial statements due to the adoption of fresh start accounting. References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to November 19, 2020. References to “Predecessor” or “Predecessor Company” relate to the financial position and results of operations of the Company prior to, and including, November 19, 2020.

FTS International, Inc. (the “Company”, “we”, “our”) is one of the largest providers of hydraulic fracturing services in North America. We have 1.4 million total hydraulic horsepower across 28 fleets, with 13 fleets active as of January 1, 2021. Our customers include leading oil and natural gas E&P companies in North America. We operate in some of the most active oil and gas basins in the United States.

POWDER RIVER BASIN
NIOBRARA BASIN
UINTA-PICEANCE BASIN
MIDCONTINENT
HAYNESVILLE SHALE
PERMIAN BASIN
EAGLE FORD SHALE
MARCELLUS / UTICA SHALE
LEGEND
Corporate Headquarters (Fort Worth, TX)
Manufacturing Facility (Fort Worth, TX)
Maintenance & Refurb Facility (Aledo, TX)
District Locations
Tier 2 Diesel Fleet
Tier 2 Dual Fuel
7 Dual Fuel Fleets Active
1.4 MILLION OF HHP ACROSS 28 TOTAL FLEETS WITH 13 FLEETS ACTIVE ACROSS THE MOST PROLIFIC BASINS

We provide the equipment, personnel, expertise, and certain materials needed to stimulate our customers’ wells safely, effectively, and efficiently. In addition, we manufacture many of the components used by our fleets, including fabrication of pumps and certain consumables used in pumps, such as fluid-ends. We also perform substantially all the maintenance, repair, and refurbishment of our fleets, including the rebuilding of engines and transmissions. We believe the cost to manufacture components and refurbish fleets is significantly less than the cost of utilizing third-party suppliers. In addition, we believe our in-house manufacturing capabilities allow us to reactivate equipment quicker and at a lower cost than utilizing third-party suppliers.

We have a uniform fleet of high-horsepower hydraulic fracturing equipment, designed for completions work in areas requiring high levels of pressure, flow rate and sand intensity. We designed and assembled all of our existing fleets using internal resources. The standardized, “plug and play” nature of our fleet provides us with several advantages, including reduced repair and maintenance costs, reduced inventory costs, reduced training, the ability to redeploy equipment among operating basins and reduced complexity in our operations, which improves our safety and operational performance.

Recent Developments

Bankruptcy Update

On September 22, 2020, FTS International, Inc., FTS International Services, LLC, and FTS International Manufacturing, LLC filed petitions for voluntary relief (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). On September 22, 2020, FTSI International, Inc., FTS International Services, LLC, and FTS International Manufacturing, LLC filed the Joint Prepackaged Chapter 11 Plan of Reorganization of FTS International, Inc. and its Debtor Affiliates (as amended, modified or supplemented, the “Plan”) and the related disclosure statement (the “Disclosure Statement”). On November 4, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, as modified by the Confirmation Order, and approving the Disclosure Statement.

On November 19, 2020 (the “Effective Date”), the Plan became effective in accordance with its terms and FTS International, Inc., FTS International Services, LLC and FTS International Manufacturing, LLC emerged from Chapter 11. Pursuant to the Plan, on the Effective Date, all agreements, instruments, and other documents evidencing, relating to or otherwise in connection with any of our common stock or other equity interests outstanding prior to the Effective Date (collectively, the “legacy equity interests”) were cancelled and such legacy equity interests have no further force or effect after the Effective Date. Holders of our legacy equity interests received (i) a number of shares of Class A common stock equal to their proportionate distribution of approximately 9.4% of our common stock under the Plan (subject to dilution by the warrants issued pursuant to the Plan and the Amended and Restated Equity and Incentive Compensation Plan (the “MIP”)), (ii) their proportionate distribution of 1,555,521 Tranche 1 Warrants to acquire Class A common stock and (iii) their proportionate distribution of 3,888,849 Tranche 2 Warrants to acquire Class A common stock.

In addition, pursuant to the Plan, on the Effective Date, all outstanding obligations under the 6.25% senior secured notes due May 1, 2022 (the “Notes”) and were cancelled and the indenture governing such obligations was cancelled, and the credit agreement, dated as of April 16, 2014, by and among FTS International, Inc., the lenders party thereto, and Wilmington Savings Fund Society, FSB, as successor administrative agent (the “Term Loan Agreement”), was cancelled, in each case except to the limited extent expressly set forth in the Plan. On the Effective Date, all liens and security interests granted to secure such obligations were automatically terminated and are of no further force and effect. The holders of Notes and holders of the claims under the Term Loan Agreement received their proportionate distribution of approximately 90.1% of our common stock (subject to dilution by the warrants issued pursuant to the Plan and the MIP) plus their pro rata share of $30.7 million cash distribution. The holders of claims in connection with the termination of the supply agreement between the Predecessor and Covia Holding Corporation received, in exchange for their claims, a $12.5 million cash distribution and 0.5% of our common stock (subject to dilution by the warrants issued pursuant to the Plan and the MIP).

Shares of Class A common stock were also issued to a holder of certain termination claims under the Plan.

Our Services

Hydraulic Fracturing

Our primary business is providing hydraulic fracturing services, also known as pressure pumping, to E&P companies. These services enhance hydrocarbon flow in oil and natural gas wells, thus increasing the amount of hydrocarbons recovered.

Oil and natural gas wells are typically divided into one or more “stages,” which are isolated zones that focus the high-pressure fluid and proppant from the hydraulic fracturing fleet into distinct portions of the well and surrounding reservoir. The number of stages that will divide a well is determined by the customer’s proposed job design. Our customers typically measure our operational performance in terms of the number of stages fractured or the number of hours pumped in a day, which is an indicator of how well we minimize non-productive time on our jobs. As a result, we believe the average number of stages completed per active fleet in a given period of time is an important operating metric.

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

Each of our fleets typically consists of approximately 20 hydraulic fracturing units along with ancillary equipment. Our hydraulic fracturing units consist primarily of a high-pressure pump, a diesel or combined diesel and natural gas engine, a transmission and various other supporting equipment mounted on a trailer. The high pressure pump consists of two key assemblies: the fluid-end and the power-end. Although the power-end of our pumps generally lasts several years, the fluid-end, which is the part of the pump where fluid is converted from low pressure to high pressure, is a shorter-lasting consumable, typically lasting less than one year. We refer to the group of hydraulic fracturing units, auxiliary equipment and vehicles necessary to perform a typical fracturing job as a “fleet” and the personnel assigned to each fleet as a “crew.” Our fleets operate on a 24-hour-per-day basis, in which we typically staff three crews per fleet, including one crew with the day off.

Each hydraulic fracturing fleet includes a mobile, on-site control center that is used to control the equipment and monitor job data including pressures, rates and volumes. Each control center is equipped with high bandwidth communication that provides continuous upload and download of data. The data is delivered on a real-time basis to on-site job personnel, the customer and our National Operations Center.

We prefer to enter into service agreements with our customers for one or more “dedicated” fleets, rather than providing our fleets for “spot work.” Under a typical dedicated fleet agreement, we deploy one or more of our hydraulic fracturing fleets exclusively to the customer to follow the customer’s completion schedule until the agreement expires or is terminated in accordance with its terms. By contrast, under a typical spot work agreement, the fleet moves between customers as work becomes available. We believe that our strategy of pursuing dedicated fleet agreements leads to higher fleet utilization, as measured by the number of days each fleet is working per month, which we believe improves our revenue and profitability.

Our Strategy

Our primary business objective is to deliver best in class pressure pumping services to our customers while providing a safe working environment for our employees and maintaining a competitive cost structure. We intend to achieve this objective through the following strategies:

Deepen and expand relationships with customers that value our completions efficiency

We prefer to dedicate one or more of our fleets exclusively to the customer for a period of time, allowing for those fleets to be integrated into the customer’s drilling and completion schedule. As a result, we are able to achieve higher levels of utilization, as measured by the number of days each fleet is working per month and the number of hours each fleet is working each day, which increases our profitability. Accordingly, we seek to partner with customers that have a large number of wells needing completion and that value efficiency in the performance of our service. Specifically, we target customers whose completions activity typically involves minimal time between stages, a high number of stages per well, multiple wells per pad and a short distance from one well pad site to the next. This strategy aligns with the strategy of many of our customers, who are trying to achieve a manufacturing-style model of drilling and completing wells at a competitive cost. We plan to leverage this strategy to expand our relationships with our existing and prospective customers.

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

Maintain high safety standards

Safety is at the core of our operations and defines who we are and how we operate as a company. Our safety record for 2020 was the best in our history and we believe significantly better than our peer group, based on data provided by the U.S. Bureau of Labor Statistics from 2011 through 2018. Our 2020 Total Recordable Incident Rate (“TRIR”) was 0.20 and Lost Time Incident Rate (“LTIR”) was 0.00 for a total of 2,035,023 man hours worked. Our outstanding Experience Modification Rate for 2020 was 0.58. We believe that our TRIR is about one-fourth the industry average and our LTIR has averaged several times lower than the industry average for the past decade. We believe continually searching for ways to make our operations safer is the right thing to do for our employees, our customers, our suppliers, and our Company.

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

Recent examples of initiatives aimed at reducing our operating costs include: vibration sensors with predictive maintenance analytics on our equipment; automated greasing systems; remote start capabilities; the ability to automate certain portions of our operations using technology; and adoption of hardened alloys for our consumables. Recent examples of initiatives aimed at improving our HSE conditions include: dual fuel engines that can run on both natural gas and diesel fuel; electronic pressure relief systems; spill prevention and containment solutions; electronic logging devices; containerized proppant delivery solutions; and advanced fire suppression systems.

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

Customers

The customers we serve are primarily large, independent E&P companies in North America. For the Successor period of November 20, 2020 to December 31, 2020 we had 6 customers make up over 10% of our consolidated revenue. These six customers represented 81% of our consolidated revenue; this level of customer concentration is partially due to the short time period included in the Successor period and may not be representative of customer concentration levels over a longer time period, such as a full fiscal year. For the Predecessor period of January 1, 2020 through November 19, 2020 we had one customer make up over 10% of our consolidated revenue. This customer represented 12% of our consolidated revenue. For the year ended December 31, 2019 we had two customers make up over 10% of our consolidated revenue. These two customers represented 26% of our consolidated revenue. For the year ended December 31, 2018 we had two customers make up over 10% of our consolidated revenue. These two customers represented 24% of our consolidated revenue. The loss of any of our largest existing customers could have a material adverse effect on our results of operations. While we view revenue as an important metric in assessing customer concentration, we also compare and manage our customer portfolio based on the number of fleets we place with each customer.

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

Competition

The market in which we operate is highly competitive and highly fragmented. Our competition includes multi-national oilfield service companies as well as national and regional competitors. Our major multi-national competitors is Halliburton Company, which has significantly greater financial resources than we do. Our major domestic competitors are NextTier Oilfield Solutions, Inc., ProPetro Holding Corp, Liberty Oilfield Services, Inc., RPC, Inc., Patterson-UTI Energy, Inc., and Pro Frac Services. Certain of these competitors provide a number of oilfield services and products in addition to hydraulic fracturing. We also face competition from smaller regional service providers in some of the geographies in which we operate.

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

Cyclical Nature of Industry

We operate in a highly cyclical industry driven mainly by the level of horizontal drilling activity in the United States, which in turn depends largely on current and anticipated future crude oil and natural gas prices and production decline rates. A critical factor in assessing the outlook for the industry is the supply and demand for both oil and natural gas. Demand for oil and natural gas is subject to large and rapid fluctuations. These fluctuations are driven by commodity demand and corresponding price increases. When oil and natural gas prices increase, producers could increase their capital expenditures, which generally results in greater revenues and profits for oilfield service companies. However, increased capital expenditures also ultimately result in greater production, which historically, has resulted in increased supplies and reduced prices that, in turn, tend to reduce demand for oilfield services such as hydraulic fracturing services.

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

Seasonality

Seasonality has not significantly affected our overall operations. However, toward the end of some years, we experience slower activity in our pressure pumping operations in connection with the holidays and as customers’ capital expenditure budgets are depleted. Similarly, the beginning of some years has a slow start as customers are starting a new capital budget cycle and our operations are more prone to experience winter weather. Occasionally, our operations have been negatively impacted by severe weather conditions that cause disruption to our supply chain or our ability to transport materials and equipment to the job site.

Employees

At December 31, 2020, we had approximately 890 total employees, primarily all were full-time. Our employees are not covered by collective bargaining agreements, nor are they members of labor unions. We consider our relationship with our employees to be good.

Insurance

Our operations are subject to hazards inherent in the oil and natural gas industry, including accidents, blowouts, explosions, fires, oil spills and hazardous materials spills. These conditions can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment and wildlife and interruption or suspension of operations, among other adverse effects. If a serious accident were to occur at a location where our equipment and services are being used, it could result in us being named as a defendant to a lawsuit asserting significant claims.

Despite our high safety standards, we from time to time have suffered accidents in the past and we anticipate that we could experience accidents in the future. In addition to the property and personal losses from these accidents, the frequency and severity of these incidents affect our operating costs and insurability, as well as our relationships with customers, employees and regulatory agencies. Any significant increase in the frequency or severity of these incidents, or the general level of compensation awards, could adversely affect the cost of, and our ability to obtain, workers’ compensation and other forms of insurance and could have other adverse effects on our financial condition and results of operations.

We carry a variety of insurance coverages for our operations, and we are partially self-insured for certain claims, in types and amounts that we believe to be customary and reasonable for our industry. These coverages and retentions address certain risks relating to commercial general liability, workers’ compensation, business auto, property and equipment, directors and officers, environment, pollution and other risks. Although we maintain insurance coverage in types and amounts that we believe to be customary in our industry, we are not fully insured against all risks, either because insurance is not available or because of the high premium or deductible costs relative to perceived risk.

Safety and Health Regulation

We are subject to the requirements of the federal Occupational Safety and Health Act, which is administered and enforced by the Occupational Safety and Health Administration (“OSHA”), and comparable state laws that regulate the health and safety of workers. In addition, the OSHA hazard communication standard requires that information about the identities and hazards of the chemicals used or produced in operations be maintained and provided to employees, state and local government authorities and the public. We believe that our operations are in substantial compliance with the OSHA requirements, including general industry standards, record keeping requirements, labeling requirements, training requirements and monitoring of occupational exposure to regulated substances. OSHA continues to evaluate worker safety and to propose new regulations, such as but not limited to, Respirable Crystalline Silica Standard, which requires hydraulic fracturing operations in the oil and gas industry to implement engineering controls to limit exposure to respirable silica sand by June 23, 2021. Although it is not possible to estimate the financial and compliance impact of this rule or any other proposed rule, the imposition of more stringent requirements could have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property Rights

Our research and development efforts are focused on providing specific solutions to the challenges our customers face when fracturing and stimulating wells. In addition to the design and manufacture of innovative equipment, we have also developed proprietary blends of chemicals that we use in connection with our hydraulic fracturing services. We have three U.S. patents relating to fracturing methods, the technology used in fluid-ends, hydraulic pumps and other equipment. We believe the information regarding our customer and supplier relationships are also valuable proprietary assets. We have registered trademarks and pending trademark applications for various names under which our entities do or intend to conduct business and offer products. Except for the foregoing, we do not own or license any patents, trademarks or other intellectual property that we believe to be material to the success of our business.

Governmental Regulation

Our operations are subject to stringent laws and regulations relating to protection of the environment, natural resources, clean air, drinking water, wetlands and endangered species, as well as chemical use and storage, waste management, and transportation of hazardous and non-hazardous materials. Numerous federal, state and local governmental agencies, such as the U.S. Environmental Protection Agency (the “EPA”), issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. In addition, some laws and regulations relating to protection of the environment may impose strict liability, joint and several liability or both for environmental contamination. Strict liability means we could be liable for environmental damages and cleanup costs without regard to negligence or fault. Strict adherence with these regulatory requirements increases our cost of doing business and consequently affects our profitability. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements, including as a result of the recent presidential and congressional elections, could have a material adverse effect on our business, financial condition and results of operations.

Hydraulic Fracturing Activities. Environmental aspects of hydraulic fracturing practices, including its potential impacts on drinking water sources, have become the subject of increasing scrutiny by governmental authorities. This scrutiny, including ongoing or proposed studies of hydraulic fracturing like these could spur initiatives to further regulate the practice under the federal Safe Drinking Water Act (“SDWA”) or other regulatory mechanisms. For example, on November 29, 2018, EPA and the State Review of Oil and Natural Gas Environmental Regulation (“STRONGER”) entered into a Memorandum of Understanding pursuant to which EPA and STRONGER will collaborate on oil and natural gas exploration and development regulatory programs.

In addition, public concerns have been raised recently regarding the disposal of hydraulic fluid in injection wells. Partly in response to public concerns, the Railroad Commission of Texas (“RRC”), amended its existing oil and gas disposal well regulations to require seismic activity data in permit applications and provisions to authorize the imposition of certain limitations on existing wells if seismic activity increases in the area of an injection well, including a temporary injection ban. Regulations in the states in which we operate may require our customers to obtain a permit from the applicable regulatory agencies to operate saltwater disposal wells. These regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of an underground injection well is likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, leaks to the environment or other conditions such as earthquakes. Although we are not involved in the injection process of wells that we provide services on for our customers, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries.

Further, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example, in May 2013, the RRC issued a “well integrity rule,” which updates the requirements for drilling, putting pipe down and cementing wells. The well integrity rule took effect in January 2014. Other states, including Colorado, Pennsylvania and Ohio, as well as regional authorities such as the Delaware River Basin Commission and local governments, have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids, while certain other states have issued bans on the practice. If new or more stringent state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of development activities and perhaps even be precluded from drilling wells. See “Risk Factors—Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays” in Item 1A of this annual report

Remediation of Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act, as amended, referred to as “CERCLA” or the “Superfund law,” and comparable state laws generally impose liability, without regard to fault or legality of the conduct at the time it occurred, on certain classes of persons that are considered to be responsible for the release of hazardous substances into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time a release of hazardous substances occurred and those persons that disposed or arranged for the disposal of the hazardous substances to an offsite facility, and liability under these laws can be imposed on a joint and several basis without regard to fault and can extend to damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.

Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act and analogous state laws and regulations issued thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other natural gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. Under the Clean Water Act, the EPA has adopted regulations concerning discharges of storm water, which require covered facilities to obtain permits, maintain storm water plans and implement practices to minimize risks related to storm water. In June 2016, EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants.

These laws and regulations also prohibit certain other activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers, which we refer to as the “Corps.” In September 2015, a new rule became effective which was issued by the EPA and the Corps defining the scope of the jurisdiction of the EPA and the Corps over wetlands and other waters of the United States. After extensive litigation and rulemaking, on January 23, 2020, the EPA and Corps replaced this rule with the Navigable Waters Protection Rule to define “Waters of the United States,” a rule that streamlines the definition of “Water of the United States” that are federally regulated under the Clean Water Act to four categories. Litigation challenging the rule is ongoing, which may also be subject to revision by the current Presidential administration. The rapidly changing landscape of federal regulation creates uncertainty in our and our customers’ business. Under the Clean Water Act, we are also subject to Spill Prevention, Control and Countermeasure plan requirements that require appropriate containment berms and similar structures to help prevent the contamination of navigable waters. Noncompliance with these requirements may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations.

Underground injection operations are also subject to SDWA as well as analogous state and local laws and regulations including the Underground Injection Control (“UIC”) program, which includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities. The federal Energy Policy Act of 2005 amended the UIC provisions to exclude certain hydraulic fracturing activities from the definition of “underground injection” under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation regulating underground injection has been introduced at the state level. For example, at the state level, several states in which we operate, including Wyoming, Texas, Colorado and Oklahoma, have adopted regulations requiring operators to disclose certain information regarding hydraulic fracturing fluids.

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

However, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development and production wastes as “hazardous wastes.” Several environmental organizations have also petitioned the EPA to modify existing regulations to recategorize certain oil and natural gas exploration, development and production wastes as “hazardous.” Any such changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.

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

Additionally, the EPA’s Tier IV regulations apply to certain off-road diesel engines used by us to power equipment in the field. Under these regulations, we are required to retrofit or retire certain engines and we are limited in the number of non-compliant off-road diesel engines we can purchase. Tier IV engines are costlier, and until Tier IV-compliant engines that meet our needs are more widely available, these regulations could limit our ability to acquire a sufficient number of diesel engines to expand our fleet and to replace existing engines as they are taken out of service.

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

In 2015, the Federal Bureau of Land Management (“BLM”) enacted a new rule imposing a variety of regulatory mandates for hydraulic fracturing on federal land, which was rescinded by the U.S. Department of the Interior in December 2017. In 2016, BLM promulgated regulations aimed at curbing air pollution, including greenhouse gases, for oil and natural gas produced on federal and Indian lands, but a number of waste prevention requirements were rescinded in 2018. On July 15, 2020, the U.S. District Court for the Northern District of California vacated the U.S. Department of the Interior’s rescission of the 2015 rule. The outcome of ongoing litigation relating to the BLM rules, as well as any efforts to reissue them, or impose other limitations on oil and gas operations on federal lands, including any such efforts by the presidential administration, cannot be predicted. In addition, the new Presidential administration has taken steps to restrict oil and gas exploration on federal lands. On January 20, 2021, the Department of the Interior placed a 60-day moratorium on new oil and gas leases and drilling permits on federal lands. President Biden issued executive order on January 27, 2021, which, among other things, halts indefinitely new oil and natural gas leases on federal lands and offshore waters pending completion of a review by the Secretary of the Interior of federal oil and gas permitting and leasing practices in light of the administration's concerns regarding the impact of these activities on the environment and climate. These restrictions and similar restrictions that may be issued in the future may limit our operations and adversely impact our future financial results.

Climate Change. Responding to scientific studies that emissions of gases, commonly referred to as “greenhouse gases,” including gases associated with the oil and gas sector such as carbon dioxide, methane, and nitrous oxide among others, may be contributing to global warming and other environmental effects, the EPA has begun to adopt regulations to report and reduce emissions of greenhouse gases. Any such regulations could affect our business, customers or the energy sector generally. In addition, the U.S. signed an international accord in December 2015, the so-called Paris Agreement, with the objective of limiting greenhouse gas emissions from oil and gas exploration and production operation as well as the power sector. However, in November 2019, the U.S. submitted a formal notice of its withdrawal to the United Nations. On January 20, 2021, President Biden issued a statement formally accepting the Paris Agreement on behalf of the U.S., which triggers a 30 day process for rejoining the accord.

In 2016, the EPA finalized new regulations in 2016 that would set volatile organic compound (“VOC”) and methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities. Those standards regulate GHGs through limitations on emissions of methane. However, in September 2020, the EPA published a final rule amending the 2016 regulations by removing sources in the transmission and storage segment from the oil and natural gas source category and rescinding the new source performance standards (including VOC and methane requirements) applicable to these sources, and separately rescinding the methane-specific requirements applicable to sources in the production and processing segments of the industry. These final rules have become subject legal challenges and the outcome of these challenges is uncertain. In addition, these standards may be subject to reconsideration pursuant to an executive order issued by President Biden on January 20, 2021, which specifically calls for a proposal to suspend, revise or rescind the September 2020 final rule making technical amendments to the 2016 Standards by September 2021. The executive order also calls on EPA to consider new regulations governing methane and volatile organic compound emissions from existing onshore oil and gas operations by September 2021.

Notwithstanding these federal standards, state regulations with respect to emissions of GHGs could continue to become more restrictive regardless of the decreased burdens under federal regulations. For example, in June 2018 the Pennsylvania Department of Environmental Protection (“PDEP”) adopted heightened permitting conditions for all newly permitted or modified natural gas compressor stations, processing plants and transmission stations constructed, modified, or operated in Pennsylvania in an effort to regulate emissions of the GHG methane at such sites. Then, in December 2019, the PDEP proposed a plan to regulate emissions of VOCs (including methane) at existing well sites and compressor stations. If these or any other actions to address GHG emissions become implemented in the future, they could result in increased costs associated with our operations, a decline in oil and natural gas exploration and production activities of our customers and affect the demand for natural gas.

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

Item 1A. Risk Factors

There are several risks related to our business. Among these important risks are the following:

●	Our business depends on domestic spending by the onshore oil and natural gas industry, which is cyclical and has significantly declined in past periods;
●	Oil and natural gas prices are volatile and have declined significantly in past periods, which has adversely affected, and may again adversely affect, our financial condition, results of operations and cash flows;
●	Our customers may not be able to maintain or increase their reserve levels going forward;
●	Competition in our industry has intensified during the current industry downturn and may intensify during future industry downturns, and we have not and may not be able to provide services that meet the specific needs of our customers at competitive prices;
●	We are dependent on a few customers operating in a single industry. The loss of one or more significant customers could adversely affect our financial condition and results of operations;
●	We have experienced a reduction in demand and there may be a continued reduction in demand for our future services due to the ongoing COVID-19 pandemic and competition from alternative energy sources;
●	Changes in laws and regulations could prohibit, restrict or limit our operations, increase our operating costs, adversely affect our results or result in the disclosure of proprietary information resulting in competitive harm;
●	Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs, liabilities, fines, penalties and other sanctions and additional operating restrictions or delays and can adversely impact our customers;
●	Existing or future laws and regulations related to greenhouse gases and climate change could have a negative impact on our business and may result in additional compliance obligations with respect to the release, capture, and use of carbon dioxide that could have a material adverse effect on our business, results of operations, and financial condition; and
●	We recently emerged from bankruptcy, which may adversely affect our business and relationships.

The following are important factors that could affect our financial performance and could cause actual results for future periods to differ materially from our anticipated results or other expectations. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our business, financial condition and results of operations.

Risks Relating to Our Business and Industry

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

Our business is cyclical and depends on the willingness of our customers to make operating and capital expenditures to explore for, develop and produce oil and natural gas in the United States. The willingness of our customers to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, such as:

●	prices, and expectations about future prices, for oil and natural gas;
●	domestic and foreign supply of, and demand for, oil and natural gas and related products;
●	the level of global and domestic oil and natural gas inventories;
●	the supply of and demand for hydraulic fracturing and other oilfield services and equipment in the United States;
●	the cost of exploring for, developing, producing and delivering oil and natural gas;
●	available pipeline, storage and other transportation capacity;
●	lead times associated with acquiring equipment and products and availability of qualified personnel;
●	the discovery rates of new oil and natural gas reserves;
●	federal, state and local regulation of hydraulic fracturing and other oilfield service activities, as well as E&P activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;
●	the availability of water resources, suitable proppant and chemicals in sufficient quantities for use in hydraulic fracturing fluids;
●	geopolitical developments and political instability in oil and natural gas producing countries;
●	actions of OPEC, its members and other state-controlled oil companies relating to oil price and production controls;
●	advances in exploration, development and production technologies or in technologies affecting energy consumption;
●	the price and availability of alternative fuels and energy sources;
●	weather conditions, natural disasters and global pandemics;
●	uncertainty in capital and commodities markets and the ability of oil and natural gas producers to raise equity capital and debt financing; and
●	U.S. federal, state and local and non-U.S. governmental regulations and taxes.

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

The markets in which we operate are generally highly competitive and have relatively few barriers to entry. The principal competitive factors in our markets are price, service quality, safety, and in some cases, breadth of products. We compete with large national and multi-national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Several of our competitors provide a broader array of services and have a stronger presence in more geographic markets. In addition, we compete with several smaller companies capable of competing effectively on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. Some contracts are awarded on a bid basis, which further increases competition based on price. Pricing is often the primary factor in determining which qualified contractor is awarded a job. The competitive environment may be further intensified by mergers and acquisitions among oil and natural gas companies or other events that have the effect of reducing the number of available customers. As a result of a combination of continued pressure from increased competition which began during the second half of 2018 and 2019 and decreased demand for our services in 2020 due to the COVID-19 pandemic, we had to lower the prices for our services, which adversely affected our results of operations. If competition remains the same or increases as a result of a continued industry downturn or future industry downturns, we may be required to lower our prices, which would adversely affect our results of operations. In the future, we may lose market share or be unable to maintain or increase prices for our present services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Pressure on pricing for our services resulting from increased competition and lack of demand for our services has impacted, and in the future may impact, our ability to maintain utilization and pricing for our services or implement price increases, which may also be impacted in future downturns. During any future periods of declining pricing for our services, we may not be able to reduce our costs accordingly, which could further adversely affect our results of operations. Also, we may not be able to successfully increase prices without adversely affecting our utilization levels. The inability to maintain our utilization and pricing levels, or to increase our prices as costs increase, could have a material adverse effect on our business, financial condition and results of operations.

Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and a failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our business, financial condition, results of operations or cash flows.

In developing our business plan, we consider allocating capital and other resources to various aspects of our business including maintenance, upgrades and refurbishment of our equipment, corporate items and other alternatives. We also consider our likely sources of capital, including cash generated from operations and borrowings and borrowing availability under our Credit Agreement, dated as of November 19, 2020 (the “Credit Facility”). Notwithstanding the determinations made in the development of our business plan, new business opportunities periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and future growth may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our business plan and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

A negative shift in investor sentiment of the oil and gas industry has had and will continue to have adverse effects on our customers’ operations and ability to raise debt and equity capital.

Certain segments of the investor community have developed negative sentiment towards investing in our industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and gas and related services representation in certain key equity market indices. In addition, some investors, including investment advisors and certain sovereign wealth funds, pension funds, university endowments and family foundations, have stated policies to disinvest in the oil and gas sector based on their social and environmental considerations. Certain other stakeholders have also pressured commercial and investment banks and other lenders and investors to stop financing oil and gas production and related infrastructure projects, which adversely affects our customers. Such developments, including environmental activism and initiatives aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oilfield service companies, including ours. This may also potentially result in a reduction of available capital funding for potential transactions, impacting our future financial results.

Additionally, negative public perception regarding our industry may lead to increased regulatory scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines or enforcement interpretations. Additionally, environmental groups, landowners, local groups and other advocates may oppose our customers’ operations through organized protests, attempts to block or sabotage our customers’ operations, intervene in regulatory or administrative proceedings involving our customers’ assets, or file lawsuits or other actions designed to prevent, disrupt or delay the development or operation of our customers’ assets. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation for our customers, which could reduce our customers’ production levels over time and, as a result, may reduce demand for our services. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits that our customers require to conduct their operations to be withheld, delayed or burdened by requirements that restrict our customers’ ability to profitably conduct their businesses, which would also reduce demand for our services. Ultimately, this could make it more difficult to secure funding for our operations.

We are dependent on a few customers operating in a single industry. The loss of one or more significant customers could adversely affect our financial condition and results of operations.

Our customers are engaged in the E&P business in the United States. Historically, we have been dependent upon a few customers for a significant portion of our revenues. Our four largest customers generated approximately
35%, 45% and 40% of our total revenue in 2020, 2019 and 2018, respectively. For a discussion of our customers that make up 10% or more of our revenues, see “Business—Customers” in Item 1 of this annual report.

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

As is customary in our industry, our service contracts generally provide that we will indemnify and hold harmless our customers from any claims arising from personal injury or death of our employees and employees of our vendors, damage to or loss of our equipment, and pollution emanating from our equipment and services. Similarly, our customers agree to indemnify and hold us harmless from any claims arising from personal injury or death of their employees, damage to or loss of their equipment, and pollution caused from their equipment or the well reservoir. Our indemnification arrangements may not protect us in every case. In addition, our indemnification rights may not fully protect us if the customer is insolvent or becomes bankrupt, does not maintain adequate insurance or otherwise does not possess sufficient resources to indemnify us. Furthermore, our indemnification rights may be held unenforceable in some jurisdictions. Our inability to fully realize the benefits of our contractual indemnification protections could result in significant liabilities and could adversely affect our financial condition, results of operations and cash flows.

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

We have experienced a reduction in demand and there may be a continued reduction in demand for our future services due to the ongoing COVID-19 pandemic and competition from alternative energy sources.

Oil and natural gas competes with other sources of energy for consumer demand. There are significant governmental incentives and consumer pressures to increase the use of alternative energy sources in the United States and abroad. A number of automotive, industrial and power generation manufacturers are developing more fuel efficient engines, hybrid engines and alternative clean power systems using fuel cells, clean burning fuels and batteries. In 2020, we continued to experience a reduction in demand of our services as a result of alternative energy sources, including natural gas and electric fleets. Greater use of these alternatives as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise over time will reduce the demand for our products and services and adversely affect our business, financial condition, results of operations and cash flows going forward.

Limitations on construction of new natural gas pipelines or increases in federal or state regulation of natural gas pipelines could decrease demand for our services.

There has been increasing public controversy regarding construction of new natural gas pipelines and the stringency of current regulation of natural gas pipelines. Delays in construction of new pipelines, cancellation of the pipeline construction by the new administration or increased stringency of regulation of existing natural gas pipelines at either the state or federal level could reduce the demand for our services and materially and adversely affect our revenues and results of operations.

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

The oilfield services industry is capital intensive. In conducting our business and operations, we have made, and expect to continue to make, substantial capital expenditures. Our total capital expenditures were $21.1 million, $54.4 million, and $100.5 million, respectively, in 2020, 2019 and 2018. Since 2015, we have financed capital expenditures primarily with funding from cash on hand. We may be unable to generate sufficient cash from operations and other capital resources to maintain planned or future levels of capital expenditures which, among other things, may prevent us from properly maintaining our existing equipment or acquiring new equipment. Furthermore, any disruptions or continuing volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations. This circumstance could put us at a competitive disadvantage or interfere with our growth plans. Furthermore, our actual capital expenditures for future years could exceed our capital expenditure budgets. In the event our capital expenditure requirements at any time are greater than the amount we have available, we could be required to seek additional sources of capital, which may include debt financing, joint venture partnerships, sales of assets, offerings of debt or equity securities or other means. We may not be able to obtain any such alternative source of capital. We may be required to curtail or eliminate contemplated activities. If we can obtain alternative sources of capital, the terms of such alternative may not be favorable to us. In particular, the terms of any debt financing may include covenants that significantly restrict our operations. Our inability to grow as planned may reduce our chances of maintaining and improving profitability.

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

Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States, or global or national health concerns, including the outbreak of a pandemic or contagious disease could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from payors or disruptions of fuel supplies and markets if wells, operations sites or other related facilities are direct targets or indirect casualties of an act of terror or war or if such facilities, their workforce or supply chains are affected by a global or national health concern. Such activities or events could reduce the overall demand for oil and natural gas, which, in turn, could also reduce the demand for our products and services. Terrorist activities, the threat of potential terrorist activities and global or national health concerns and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.

The global spread of COVID-19 and the ongoing efforts to contain it have created significant volatility, uncertainty and economic disruption. In an effort to contain or slow the spread of COVID-19, national and local governments around the world instituted certain containment measures. As a result, the demand for our services nearly diminished in the second quarter of 2020. We were forced to alter certain aspects of our business and operations, which adversely affected our financial condition in 2020 and may continue to adversely affect our financial condition in future periods. The duration of these measures is unknown, may be extended and additional measures may be imposed.

The impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows include, but are not limited to, the following:

●	Reduced customer demand and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which adversely affected our financial condition, results of operations and cash flows by reducing our revenues, margins and net income due to a decline in the demand and price for our services. In addition, volatility in the financial markets has increased the cost of capital and limited its availability.
●	Economic uncertainty and disruption have made it difficult for us, our customers and suppliers to accurately forecast and plan future business activities.
●	Deterioration in the financial position of our customers has impacted their ability or willingness to pay for our services and, as a result, negatively affected our operating results and, if it continues to a significant degree, could have a material adverse effect on our financial condition, results of operations and cash flows.
●	Disruptions to our supply chain in connection with the sourcing of materials from geographic areas that have been impacted by COVID-19 and by efforts to contain its spread.

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

To the extent the COVID-19 pandemic adversely affects our financial condition, results of operations and cash flows, it may also heighten many of the other risks described herein and in the “Risk Factors” section of this annual report.

We and certain of our former directors, current executive officers and stockholders are currently subject to securities class action litigation in connection with our IPO, and other litigation and legal proceedings that are expensive and time consuming, and if resolved adversely, could harm our business, financial condition or results or operation.

A purported securities class action was filed against us and certain of our former directors, current executive officers and stockholders alleging violation of federal securities laws. We have negotiated a settlement of this lawsuit, which is pending final court approval. In the unlikely event that the court does not grant final approval of the settlement, there can be no assurances that a favorable final outcome will be obtained. In connection with this litigation, we could incur substantial costs and such costs and any related settlements or judgments may not be covered by insurance, which could adversely affect our business, financial condition and results of operations. Additionally, several of our co-defendants have requested and we have agreed to indemnify them in connection with this lawsuit. These costs are not covered by insurance and could have an adverse effect on our business, financial condition and results of operations. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

In addition to the class action lawsuit, we are involved in other lawsuits and legal proceedings, including arbitration, in the ordinary course of our business. Any litigation or other legal proceedings, including arbitration, could result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, either of which could adversely affect our business, financial conditions, or results of operations.

Our ability to utilize our net operating loss carryforwards and certain tax amortization deductions post Bankruptcy are severely limited and could be further limited with additional ownership changes.

As of December 31, 2019, we had gross federal and state net operating loss carryforwards (“NOLs”) significantly in excess of $1,700 million, which if not utilized would have begun to expire starting in 2032 for federal purposes and 2020 for state purposes. Additionally, we would have been allowed to deduct approximately $190 million of amortization expense on our federal and state tax returns per year for tax years 2020 through 2025. However, Section 382 of the Internal Revenue Code of 1986, as amended, reduces the amount of the NOLs we may use or tax amortization we may deduct for U.S. federal income tax purposes in the event of certain changes in ownership of our Company. As a result of the Plan, we experienced such a Section 382 “ownership change” and thus the amount of pre-Chapter 11 federal NOLs that we can use to reduce our taxable income were significantly reduced to approximately $312.5 million, our pre-Chapter 11 state NOLs were significantly reduced to approximately $54 million, and the amount of tax amortization we may deduct for federal income tax purposes was reduced to approximately $86 million. This may negatively affect our results of operations for future periods by requiring us to pay U.S. federal and state income taxes that we would not have been required to pay had the pre-Chapter 11 NOLs been available to us. Further, future issuances or sales of our stock, including by our large stockholders or certain other transactions involving our stock that are outside of our control, could cause additional “ownership changes” that limit our ability to use our remaining NOLs. Any such limitation could result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income than we would be entitled to retain if such NOLs were not reduced as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.

Risks Related to Government Regulation

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

We are subject to the requirements of OSHA’s Respirable Crystalline Silica Standard, which requires employers to limit worker exposures to respirable crystalline silica and to take other steps to protect workers, such as medical surveillance, providing employee training, and implementing a written exposure control plan. These requirements became applicable to hydraulic fracturing operations in the oil and gas industry on June 23, 2018. The rule also requires hydraulic fracturing operations in the oil and gas industry to implement engineering controls to limit exposures to the respirable silica by June 23, 2021. The Respirable Crystalline Silica Standard has and will continue to impose increased operating costs on our and our customers’ business. Employee exposure to silica presents a source of potential liability to our and our customers’ business, which if realized could increase our costs or otherwise adversely affect our business or operations.

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

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs, liabilities, fines, penalties and other sanctions and additional operating restrictions or delays and can adversely impact our customers.

Our operations and those of our customers are subject to stringent federal, state, local and tribal laws and regulations relating to, among other things, protection of natural resources, clean air and drinking water, wetlands, endangered species, greenhouse gasses, areas that are not in attainment with air quality standards, the environment, health and safety, chemical use and storage, waste management, waste disposal and transportation of waste and other hazardous and nonhazardous materials. Compliance with such laws and regulations can increase our cost of doing business, delay our operations, decrease our profitability and adversely impact the demand for our services. If we fail to comply with these laws and regulations or if environmental incidents occur in connection with our operations, we could be subject to the shutdown of our operations, administrative, civil or criminal fines and penalties, revocations of or restrictions in permits to conduct business, expenditures for remediation or other corrective measures and claims for liability for property damage, exposure to hazardous materials, exposure to hazardous waste, nuisance or personal injuries, which could cause us to incur substantial costs or losses and could have a material adverse effect on our business, financial condition, prospects and results of operations. Some environmental laws and regulations may impose strict liability, joint and several liability or both. Strict liability means that we could be exposed to liability as a result of our conduct that was lawful at the time it occurred, or the conduct of or conditions caused by third parties without regard to whether we caused or contributed to the conditions. Additionally, an increase in regulatory requirements, limitations, restrictions or moratoria on oil and natural gas exploration and completion activities at a federal, state or local level could significantly delay or interrupt our operations, limit the amount of work we can perform, increase our costs of compliance, or increase the cost of our services, and could have a material adverse impact on our financial condition.

Our business is dependent on our ability to conduct hydraulic fracturing and horizontal drilling activities. Hydraulic fracturing is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals, or proppants, under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. Federal agencies have asserted regulatory authority over certain aspects of the process as well. Examples include the June 2016 final rule published by EPA prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants, the May 2014 prepublication of EPA’s Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing, which, to date, has not been the subject of further rulemaking, and the 2012 rule published by EPA under the Clean Air Act governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing. In addition, although the SDWA exempts hydraulic fracturing from the definition of “underground injection,” EPA has asserted regulatory authority over certain hydraulic fracturing activities involving diesel fuel and published proposed guidance relating to such practices. Legislation to amend the SDWA, to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, has been proposed from time to time in Congress.

In 2015, the BLM enacted a new rule imposing a variety of regulatory mandates for hydraulic fracturing on federal land, which was rescinded by the U.S. Department of the Interior in December 2017. In 2016, BLM promulgated regulations aimed at curbing air pollution, including greenhouse gases, for oil and natural gas produced on federal and Indian lands, but a number of waste prevention requirements were rescinded in 2018. On July 15, 2020, the U.S. District Court for the Northern District of California vacated the U.S. Department of the Interior’s rescission of the 2015 rule. The outcome of ongoing litigation relating to the BLM rules, as well as any efforts to reissue them, or impose other limitations on oil and gas operations on federal lands, including any such efforts by the presidential administration, cannot be predicted.

Environmental aspects of hydraulic fracturing practices, including its potential impacts on drinking water sources, have become the subject of increasing scrutiny by governmental authorities. This scrutiny, including ongoing or proposed studies of hydraulic fracturing could spur initiatives to further regulate the practice, and could ultimately make it more difficult or costly to perform fracturing and increase the costs of compliance and doing business for our customers.

In addition, certain states have issued bans on hydraulic fracturing activities, including Maryland, New York and Vermont and several states, including Texas, Colorado, Pennsylvania and Ohio, as well as regional authorities like the Delaware River Basin Commission and local jurisdictions, have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. Any increased regulation of hydraulic fracturing, in these or other states, could reduce the demand for our services and materially and adversely affect our revenues and results of operations.

There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, induced seismic activity, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. If new laws or regulations are adopted that significantly restrict hydraulic fracturing, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal, state or local level, including by the presidential administration, our customers’ fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative or regulatory changes could cause us or our customers to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal, state or local laws governing hydraulic fracturing.

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

Congress has from time to time considered legislation to reduce emissions of GHGs and there have been a number of federal regulatory initiatives to address GHG emissions in recent years. These include the establishing of Title V operating and Prevention of Significant Deterioration construction permitting reviews for GHG emissions from certain large stationary sources that are already major potential sources of certain principal, or criteria, pollutant emissions, establishing GHG emissions standards on fossil fuel fired power plants, and the implementation of a GHG monitoring and reporting program for certain sectors of the natural gas and oil industry, including onshore production, which includes certain of our operations. Additionally, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs, in which major sources of GHG emissions acquire and surrender emission allowances in return for emitting those GHGs.

In 2016, the EPA finalized new regulations in 2016 that would set volatile organic compound (“VOC”) and methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities. Those standards regulate GHGs through limitations on emissions of methane. However, in September 2020, the EPA published a final rule amending the 2016 regulations by removing sources in the transmission and storage segment from the oil and natural gas source category and rescinding the new source performance standards (including VOC and methane requirements) applicable to these sources, and separately rescinding the methane-specific requirements applicable to sources in the production and processing segments of the industry. These final rules have become subject to legal challenges and the outcome of these challenges is uncertain. In addition, these standards may be subject to reconsideration pursuant to an executive order issued by President Biden on January 20, 2021, which specifically calls for a proposal to suspend, revise or rescind the September 2020 final rule making technical amendments to the 2016 Standards by September 2021. The executive order also calls on the EPA to consider new regulations governing methane and volatile organic compound emissions from existing onshore oil and gas operations by September 2021.

Notwithstanding these federal standards, state regulations with respect to emissions of GHGs could continue to become more restrictive regardless of the decreased burdens under federal regulations. For example, in June 2018 the Pennsylvania Department of Environmental Protection (“PDEP”) adopted heightened permitting conditions for all newly permitted or modified natural gas compressor stations, processing plants and transmission stations constructed, modified, or operated in Pennsylvania in an effort to regulate emissions of the GHG methane at such sites. Then, in December 2019, the PDEP proposed a plan to regulate emissions of VOCs (including methane) at existing well sites and compressor stations. If these or any other actions to address GHG emissions become implemented in the future, they could result in increased costs associated with our operations, a decline in oil and natural gas exploration and production activities of our customers and affect the demand for natural gas.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change-related policies announced by the presidential administration, including regulations on hydraulic fracturing of oil and natural gas wells and limitations on new leases for production of minerals on federal properties, including onshore lands and offshore waters. Other actions that could be pursued by the presidential administration include restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquefied natural gas export facilities. Litigation risks are also increasing, as a number of cities, local governments and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result. Such suits have also alleged that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

Adoption of additional federal, regional or state requirements mandating a reduction in GHG emissions or the use of alternative energy could have far-reaching and significant impacts on the fossil fuel energy industry and the U.S. economy. Additionally, GHG emissions-related political, litigation and financial risks may result in our reduction or halting of oil and gas production activities, incurrence of liability for infrastructure damage as a result of climate changes, or impairment of our ability to continue to operate in an economic manner. We cannot predict the potential impact of such laws, regulations, and international compacts, or any such political, litigation and financial risks, on our future consolidated financial condition, results of operations or cash flows.

Delays in obtaining, or inability to obtain or renew, permits or authorizations by our customers for their operations or by us for our operations could impair our business.

In most states, our customers are required to obtain permits or authorizations from one or more governmental agencies or other third parties to perform drilling and completion activities, including hydraulic fracturing. Such permits or approvals are typically required by state agencies, but can also be required by federal and local governmental agencies or other third parties. The requirements for such permits or authorizations vary depending on the location where such drilling and completion activities will be conducted. As with most permitting and authorization processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit or approval to be issued and the conditions which may be imposed in connection with the granting of the permit. In some jurisdictions, certain regulatory authorities have delayed or suspended the issuance of permits or authorizations while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. In Texas, rural water districts have imposed restrictions on water use and may require permits for water used in drilling and completion activities. Additionally, in Utah, we work on Indian lands that require permits for drilling and completion activities. Permitting, authorization or renewal delays, the inability to obtain new permits or the revocation of current permits could cause a loss of revenue and potentially have a materially adverse effect on our business, financial condition, prospects or results of operations.

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

Risks Related to Our Emergence from Chapter 11

We recently emerged from bankruptcy, which may adversely affect our business and relationships.

On September 22, 2020, we filed petitions for voluntary relief under the Bankruptcy Code. On the Effective Date, the Plan became effective in accordance with its terms and we emerged from Chapter 11.

As a result of our bankruptcy filing and recent emergence:

●	key suppliers, vendors or other contract counterparties may terminate their relationships with us or require additional financial assurances or enhanced performance from us;
●	our ability to renew existing contracts and compete for new business may be adversely affected;
●	our ability to attract, motivate and retain key executives and employees may be adversely affected;
●	our competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted;
●	our employees may be distracted from performance of their duties or more easily attracted to other employment opportunities; and
●	we may have difficulty obtaining the capital we need to operate and grow our business.

The occurrence of one or more of these events could have a material adverse effect on our business, financial condition, results of operations and reputation.

Upon our emergence from Chapter 11, the composition of our stockholder base changed significantly.

As a result of the concentration of our equity ownership, our future strategy and plans may differ materially from those in the past. Upon our emergence from Chapter 11, holders of the Notes and holders of claims under the Term Loan Agreement (such holders, the “Significant Stockholders”) collectively held over 90% of our common stock, while holders of our legacy equity interests held approximately 9.4% of our common stock. Therefore, the Significant Stockholders have significant control on the outcome of matters submitted to a vote of stockholders, including, but not limited to, electing directors and approving corporate transactions. As a result, our future strategy and plans may differ materially from those of the past. Circumstances may occur in which the interests of the Significant Stockholders could be in conflict with the interests of other stockholders, and the Significant Stockholders would have substantial influence to cause us to take actions that align with their interests. Should conflicts arise, there can be no assurance that the Significant Stockholders would act in the best interests of other stockholders or that any conflicts of interest would be resolved in a manner favorable to our other stockholders.

Upon our emergence from Chapter 11, the composition of our board of directors changed significantly.

Pursuant to the Plan, the composition of our board of directors changed significantly. Upon our emergence from Chapter 11, our board of directors consisted of five directors, only one of whom, our Chief Executive Officer, Michael J. Doss, had served on our board of directors prior to the Effective Date. The new directors have different backgrounds, experiences and perspectives from those who previously served on our board of directors and thus may have different views on the issues that will determine our future. There can be no assurance that our new board of directors will pursue, or will pursue in the same manner, our previous strategy and business plans.

Certain information contained in our historical financial statements are not comparable to the information contained in our financial statements after the adoption of fresh start accounting.

Upon our emergence from Chapter 11, we adopted fresh start accounting in accordance with ASC Topic 852 and became a new entity for financial reporting purposes. As a result, we revalued our assets and liabilities based on our estimate of our enterprise value and the fair value of each of our assets and liabilities. These estimates, projections and enterprise valuation were prepared solely for the purpose of the bankruptcy proceedings and should not be relied upon by investors for any other purpose. At the time they were prepared, the determination of these values reflected numerous estimates and assumptions, and the fair values recorded based on these estimates may not be fully realized in periods subsequent to our emergence from Chapter 11.

The consolidated financial statements after the Effective Date are not comparable to the consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. This will make it difficult for stockholders to assess our performance in relation to prior periods.

Risks Relating to Our Securities

Our stock price has been and may continue to be volatile.

The market price of our Class A common stock has varied significantly and could continue to vary significantly in the future as a result of a number of factors, some of which are beyond our control. In the event of a sustained drop in the market price of our Class A common stock, our investors could lose a substantial part or all of their investment in our Class A common stock. Consequently, our investors may not be able to sell shares of our Class A common stock at prices equal to or greater than the price they paid.

The following factors, among others, could affect our stock price:

●	our operating and financial performance;
●	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;
●	actual or anticipated changes in revenue or earnings estimates or publication of reports by equity research analysts;
●	speculation in the press or investment community or the dissemination of information through social media platforms;
●	sales of our Class A common stock by us or our stockholders, or the perception that such sales may occur;
●	litigation involving us or that may be perceived as having an adverse effect on our business;
●	general market conditions, including fluctuations in actual and anticipated future commodity prices;
●	domestic and international economic, legal and regulatory factors unrelated to our performance, including the COVID-19 pandemic and Saudi-Russia price war; and
●	domestic and international economic, legal and regulatory factors unrelated to our performance.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A common stock.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), may increase our costs. We may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with listed equity securities, we have to comply with numerous laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, related regulations of the SEC and the requirements of NYSE American. Complying with these statutes, regulations and requirements require time and attention from our board of directors and management and increase our costs and expenses. We are required to:

●	maintain a more comprehensive compliance function;
●	expand, evaluate and maintain our system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board (United States);
●	maintain internal policies, such as those relating to disclosure controls and procedures and insider trading;
●	comply with corporate governance and other rules promulgated by the national stock exchange on which our securities are listed;
●	prepare and file annual, quarterly and other periodic public reports in compliance with the federal securities laws;
●	prepare proxy statements and solicit proxies in connection with annual meetings of our stockholders;
●	involve and retain to a greater degree outside counsel and accountants in the above activities; and
●	maintain a public company investor relations function.

In addition, being a public company subject to these rules and regulations requires us to obtain sufficient director and officer liability insurance coverage and we incur substantial costs to obtain and renew such coverage.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws:

●	provide that certain transactions between us and any stockholder that, together with any of its affiliates, owns 20% or more of our voting stock must be approved by a majority (or a higher threshold as set forth in our amended and restated certificate of incorporation) of the disinterested stockholders;
●	provide that the authorized number of directors may be changed only by resolution of the board of directors;
●	provide that all vacancies, including newly created directorships, may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
●	provide that our stockholders may not take action by written consent, and may only take action at annual or special meetings of our stockholders;
●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and also specify requirements as to the form and content of a stockholder’s notice;
●	restrict the forum for certain litigation against us to Delaware;
●	not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election);
●	provide that special meetings of our stockholders may be called only by the board of directors, the Chairman of the board of directors, our Secretary or stockholders with at least 25% of the voting power of our outstanding capital stock entitled to vote on the matter or matters to be brought before the proposed special meeting;
●	provide that our amended and restated bylaws may be amended or repealed or new bylaws may be adopted by the stockholders entitled to vote thereon only at any annual or special meeting thereof or by our board of directors; and
●	provide that certain provisions of our amended and restated certificate of incorporation may only be amended upon receiving at least 66 2/3% of the voting power of our outstanding capital stock entitled to vote in the election of directors.

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

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act. Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm opine on those internal controls upon becoming an accelerated filer, as defined in the SEC rules. During the course of our ongoing evaluation, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review. For example, we anticipate the need to hire, or contract with, additional administrative and accounting personnel to enable us to comply with these provisions while maintaining sound financial reporting practices. We believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations and our results of operations could be adversely affected.

If we fail to comply with the requirements of Section 404 or if we or our auditors identify and report such material weaknesses, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

We may not pay dividends on our common stock and, consequently, investors would achieve a return on investment only if the price of our stock appreciates.

We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. Therefore, we do not currently expect to pay any cash dividends on our capital stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, restrictions in our debt agreements, terms of any preferred equity securities and other factors that our board of directors deems relevant. If we do not make cash distributions to stockholders or otherwise return cash to stockholders, a return on investment in us will only be achieved if the market price of our securities appreciates, which may not occur, and our investors sell their securities at a profit. There is no guarantee that the price of our securities in the market will exceed the price that our investors pay.

If securities analysts do not publish research or reports about our business, publish inaccurate or unfavorable research or if they downgrade our stock or our sector, our Class A common stock price and trading volume could decline.

The trading market for our Class A common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fail to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

We may issue preferred stock whose terms could adversely affect the voting power or value of our Class A common stock.

Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our Class A common stock.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain types of claims, which may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable.

Our amended and restated certificate of incorporation specifies that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware does not have jurisdiction, a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware)) shall, to the fullest extent permitted by law, be the sole and exclusive forum, for (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of a fiduciary duty owed by of our director, officer or other employee to us or our stockholders, creditors or other constituents, or a claim of aiding and abetting any such breach of fiduciary duty, (c) any action asserting a claim arising pursuant to any provision of the DGCL, or our amended and restated certificate of incorporation or amended and restated bylaws, (d) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws, (e) any action asserting a claim governed by the internal affairs doctrine or (f) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the Delaware General Corporation Law.

The foregoing choice of forum provision does not apply to any actions arising under the Securities Act, the Exchange Act or any claim for which the U.S. federal courts have exclusive jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district court for the District of Delaware shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or our directors and officers. Our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in our capital stock shall be deemed to have notice of and consented to these exclusive forum provisions. The exclusive forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes against us and our directors, officers and other employees, which may discourage such lawsuits, or may require increased costs to bring a claim. Further, in the event a court finds either exclusive forum provision contained in our amended and restated certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties include our district offices and manufacturing facilities. We believe our facilities are in good condition and suitable for the purposes for which they are used. Below is information detailing our properties as of December 31, 2020.

Hydraulic Fracturing District Offices

Currently, we have five district offices out of which we conduct hydraulic fracturing services. We own the land and facilities at each of these locations. The following table provides certain information about our district offices as of December 31, 2020.

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

We also lease a 22-acre, 250,000 square foot facility in Williamsport, Pennsylvania that we used as a district office until August 2015. We currently sublease this facility. We also lease a 5.86 acre, 18,827 square foot facility in Vernal, Utah that we plan to use as a district office.

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

Principal Executive Offices

We maintain principal executive offices in Fort Worth, Texas. As of December 31, 2020, we leased approximately 33,000 square feet. We signed an agreement with our landlord to reduce this commitment to approximately 22,600 square feet, beginning on January 1, 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

On February 26, 2021, we had 13,677,664 shares of Class A common stock outstanding and 312,306 shares of Class B common stock outstanding held by a total of approximately 66 and 25 record holders, respectively. The number of record holders is based on the records of American Stock Transfer & Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Market Information

Our Class A common stock trades on the NYSE American under the ticker symbol “FTSI.” There is no established public trading market for our Class B common stock.

Dividends

We have not paid any cash dividends on our common stock in the past three fiscal years. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. Therefore, we do not currently expect to pay any cash dividends on our capital stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, restrictions in our debt agreements, terms of any preferred equity securities and other factors that our board of directors deems relevant.

Issuer Purchases of Equity Securities

There were no purchases of any equity securities made by or on behalf of us or any affiliate purchaser during the three months ended December 31, 2020.

Item 6. Selected Financial Data

You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. The Company applied fresh start accounting effective November 19, 2020, the Effective Date. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements for the period after November 19, 2020 will not be comparable with the financial statements prior to and including November 19, 2020.

	Successor	Predecessor
	Period from	Period from
	November 20,	January 1,
	through	through
	December 31,	November 19,	Year Ended December 31,
(Dollars in millions)	2020	2020	2019	2018	2017	2016
Statements of Operations Data:
Revenue	$22.6	$240.3	$776.6	$1,543.3	$1,466.1	$532.2
Costs of revenue, excluding depreciation, depletion, and amortization	24.1	197.2	573.9	1,033.2	1,009.8	510.5
Selling, general and administrative	4.7	47.8	89.1	87.9	81.0	64.4
Depreciation and amortization	4.8	68.5	90.0	84.7	86.6	112.6
Impairments and other charges	0.3	34.1	74.6	19.2	1.8	12.3
Loss (gain) on disposal of assets, net	—	0.1	(1.4)	(0.1)	(1.4)	1.0
Gain on insurance recoveries	—	—	—	—	(2.9)	(15.1)
Operating (loss) income	(11.3)	(107.4)	(49.6)	318.4	291.2	(153.5)
Interest expense, net	—	22.1	30.7	49.3	86.7	87.5
(Gain) loss on extinguishment of debt, net	—	(2.0)	(1.2)	9.8	1.4	(53.7)
Equity in net loss (income) of joint venture affiliate	—	—	(0.6)	(1.1)	0.8	2.8
Gain on sale of equity interest in joint venture affiliate	—	—	(7.0)	—	—	—
Reorganization items, net	2.1	(103.3)	—	—	—	—
(Loss) income before income taxes	(13.4)	(24.2)	(71.5)	260.4	202.3	(190.1)
Income tax expense (benefit) (1)	—	0.2	1.4	2.0	1.6	(1.6)
Net (loss) income	$(13.4)	$(24.4)	$(72.9)	$258.4	$200.7	$(188.5)
Other Data:
Adjusted EBITDA (1)	$(5.8)	$6.2	$129.6	$438.5	$373.9	$(48.3)
Capital expenditures	$1.5	$19.6	$54.4	$100.5	$64.0	$10.3
Total fracturing stages (2)	2,290	14,552	27,366	30,537	30,920	16,185

	Successor		Predecessor
(Dollars in millions)	2020		2019	2018	2017	2016
Balance Sheet Data (at end of period):
Cash and cash equivalents	$94.0		$223.0	$177.8	$208.1	$160.3
Total assets	$315.0		$639.3	$743.7	$831.0	$616.8
Total debt	$—		$456.9	$503.2	$1,116.4	$1,188.7
Total stockholders’ equity (deficit)	$266.6		$37.7	$106.9	$(818.3)	$(1,019.0)

(1)	Adjusted EBITDA is a non-GAAP financial measure that we define as earnings before interest, income taxes, and depreciation and amortization; as well as, the following items, if applicable: gain or loss on disposal of assets; debt extinguishment gains or losses; inventory write-downs, asset and goodwill impairments; gain on insurance recoveries; acquisition earn-out adjustments; stock-based compensation; supply commitment charges; acquisition or disposition transaction costs; and gain on sale of equity interest in joint venture affiliate; employee severance cost related to corporate-wide cost reduction initiatives; transaction costs; reorganization items; and loss on contract termination. The most comparable financial measure to Adjusted EBITDA under GAAP is net income or loss. Adjusted EBITDA is used by management to evaluate the operating performance of our business for comparable periods and it is a metric used for management incentive compensation. Adjusted EBITDA should not be used by investors or others as the sole basis for formulating investment decisions, as it excludes a number of important items. We believe Adjusted EBITDA is an important indicator of operating performance because it excludes the effects of our capital structure and certain non-cash items from our operating results. Adjusted EBITDA is also commonly used by investors in the oilfield services industry to measure a company’s operating performance, although our definition of Adjusted EBITDA may differ from other industry peer companies.

The following table reconciles our net income (loss) to Adjusted EBITDA:

	Successor	Predecessor
	Period from	Period from
	November 20,	January 1,
	through	through
	December 31,	November 19,	Year Ended December 31,
(In millions)	2020	2020	2019	2018	2017	2016
Net (loss) income	$(13.4)	$(24.4)	$(72.9)	$258.4	$200.7	$(188.5)
Interest expense, net	—	22.1	30.7	49.3	86.7	87.5
Income tax expense (benefit)	—	0.2	1.4	2.0	1.6	(1.6)
Depreciation and amortization	4.8	68.5	90.0	84.7	86.6	112.6
Stock-based compensation	0.4	10.9	15.4	15.2	—	—
Loss (gain) on disposal of assets, net	—	0.1	(1.4)	(0.1)	(1.4)	1.0
(Gain) loss on extinguishment of debt, net	—	(2.0)	(1.2)	9.8	1.4	(53.7)
Inventory write-down	—	5.1	6.4	—	—	—
Impairment of assets and goodwill	—	—	9.7	—	—	7.0
Non-cash provision for supply commitment charges	—	9.1	58.5	19.2	1.2	2.5
Gain on insurance recoveries	—	—	—	—	(2.9)	(15.1)
Employee severance costs	—	1.0	—	—	—	—
Transaction costs	—	18.5	—	—	—	—
Reorganization items, net	2.1	(103.3)	—	—	—	—
Loss on contract termination	0.3	0.4	—	—	—	—
Gain on sale of equity interest in joint venture affiliate	—	—	(7.0)	—	—	—
Adjusted EBITDA	$(5.8)	$6.2	$129.6	$438.5	$373.9	$(48.3)

(2)	See “Business — Our Services — Hydraulic Fracturing” in Item 1 of this annual report regarding fracturing stages and the types of service agreements we use to provide hydraulic fracturing services.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this annual report on Form 10-K. Certain prior year financial statements are not comparable to our current year financial statements due to the adoption of fresh start accounting. References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to November 19, 2020. References to “Predecessor” or “Predecessor Company” relate to the financial position and results of operations of the Company prior to, and including, November 19, 2020.

In addition to presenting Successor and Predecessor results of operations in the tables and discussion below, we have presented discussion on the Company’s operating results for the fiscal year ended December 31, 2020 on a combined basis (i.e., by combining the results of the applicable Predecessor and Successor periods). We believe that describing certain year-over-year variances and trends in our activity levels, revenue and expenses for the year ended December 31, 2020 as compared to December 31, 2019 without regard to the concept of Successor and Predecessor (i.e., on a combined basis) facilitates a meaningful analysis of our results of operations and is useful in identifying current business trends. The combined results represent the sum of the reported amounts for the Predecessor period from January 1, 2020 through November 19, 2020 and the Successor period from November 20, 2020 through December 31, 2020. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results under applicable regulations. The combined operating results may not reflect the actual results we would have achieved absent our emergence from bankruptcy and may not be indicative of future results.

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

Overview

We are one of the largest providers of hydraulic fracturing services in North America. Our services stimulate hydrocarbon flow from oil and natural gas wells drilled by E&P companies. We had 1.4 million total hydraulic horsepower across 28 fleets, with 12 fleets active as of December 31, 2020. We operate in five major basins in the United States.

Recent Developments

On September 22, 2020, FTS International, Inc., FTS International Services, LLC, and FTS International Manufacturing, LLC filed petitions for voluntary relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. On September 22, 2020, FTSI International, Inc., FTS International Services, LLC, and FTS International Manufacturing, LLC filed the Joint Prepackaged Chapter 11 Plan of Reorganization of FTS International, Inc. and its Debtor Affiliates and the related disclosure statement. On November 4, 2020, the Bankruptcy Court entered an order confirming the Plan, as modified by the Confirmation Order, and approving the Disclosure Statement.

On November 19, 2020, the Plan became effective in accordance with its terms and FTS International, Inc., FTS International Services, LLC and FTS International Manufacturing, LLC emerged from Chapter 11. Pursuant to the Plan, on the Effective Date, all agreements, instruments, and other documents evidencing, relating to or otherwise in connection with any of our common stock or other equity interests outstanding prior to the Effective Date were cancelled and such legacy equity interests have no further force or effect after the Effective Date. Holders of our legacy equity interests received (i) a number of shares of Class A common stock equal to their proportionate distribution of approximately 9.4% of our common stock under the Plan (subject to dilution by the warrants issued pursuant to the Plan and the Amended and Restated Equity and Incentive Compensation Plan), (ii) their proportionate distribution of 1,555,521 Tranche 1 Warrants to acquire Class A common stock and (iii) their proportionate distribution of 3,888,849 Tranche 2 Warrants to acquire Class A common stock.

In addition, pursuant to the Plan, on the Effective Date, all outstanding obligations under the 6.25% senior secured notes due May 1, 2022 and were cancelled and the indenture governing such obligations was cancelled, and the credit agreement, dated as of April 16, 2014, by and among FTS International, Inc., the lenders party thereto, and Wilmington Savings Fund Society, FSB, as successor administrative agent, was cancelled, in each case except to the limited extent expressly set forth in the Plan. On the Effective Date, all liens and security interests granted to secure such obligations were automatically terminated and are of no further force and effect. The holders of Notes and holders of the claims under the Term Loan Agreement received their proportionate distribution of approximately 90.1% of our common stock (subject to dilution by the warrants issued pursuant to the Plan and the MIP) plus their pro rata share of $30.7 million cash distribution. The holders of claims in connection with the termination of the supply agreement between the Predecessor and Covia Holding Corporation received, in exchange for their claims, a $12.5 million cash distribution and 0.5% of our common stock (subject to dilution by the warrants issued pursuant to the Plan and the MIP).

Shares of Class A common stock were also issued to a holder of certain termination claims under the Plan.

Summary Financial Results

●	Total revenue for January 1 through November 19, 2020 (Predecessor) was $240.3 million and for November 20 through December 31, 2020 (Successor) was $22.6 million for a combined total of $262.9 million for 2020, which represented a decrease of $513.7 million from 2019.
●	Net loss for January 1 through November 19, 2020 (Predecessor) was $24.4 million and for November 20 through December 31, 2020 (Successor) was $13.4 million for a combined total of $37.8 million for 2020, compared to net loss of $72.9 million in 2019.
●	Adjusted EBITDA for January 1 through November 19, 2020 (Predecessor) was $6.2 million and for November 20 through December 31, 2020 (Successor) was a loss of $5.8 million for a combined total of $0.4 million in 2020, which represented a decrease of $129.2 million from 2019.
●	Cash used by operating activities for January 1 through November 19, 2020 (Predecessor) was $46.5 million and cash provided by operating activities for November 20 through December 31, 2020 (Successor) was $2.9 million for a combined cash used total of $43.6 million in 2020, which represented a decrease of $167.5 million from 2019.

Industry trends and business outlook

Our business depends on the willingness of E&P companies to make expenditures to explore for, develop, and produce oil and natural gas in the United States. The willingness of E&P companies to undertake these activities is predominantly influenced by current and expected future prices for oil and natural gas. A widely watched indicator of E&P companies’ aggregate activity levels is the drilling rig count, or rig count. The active horizontal rig count is a subset of the total rig count and is the most strongly correlated with the aggregate industry demand for hydraulic fracturing services. The average horizontal rig count was approximately 385, 825, and 900 in 2020, 2019, and 2018, respectively, according to a report by Baker Hughes.

The prices that we are able to charge for our services is affected by the supply of hydraulic fracturing equipment that is available in the market to meet customer demand. Since the middle of 2018, the supply of hydraulic fracturing equipment has exceeded the demand for equipment, and as a result, the pricing for our services declined during this period. In 2020, the supply of equipment further exceeded demand as the demand for our services dropped significantly. In response to this competitive market environment, we remain disciplined with respect to our number of active fleets, and we remain focused on optimizing our utilization and cash flow. We reduce our active fleet count when certain fleets do not meet our utilization and profitability targets.

We plan to focus on expanding our commercial strategy, further advancing our technology initiatives, and maintaining our industry leading safety performance. With this strategy, we strive to provide the best service quality for our customers while maintaining a low-cost structure. We believe that these efforts will generate free cash flow in 2021 and position us for a longer-term recovery.

Results of Operations

Revenue

The Company contracts with its customers to perform hydraulic fracturing services and, prior to May 2019, wireline services, on one or more oil or natural gas wells. Under these arrangements, we satisfy our performance obligations as services are rendered, which is generally upon the completion of a fracturing stage. We typically complete multiple stages per day. The price for our services typically includes an equipment charge and, if applicable, product charges for proppant, chemicals and other products consumed during the course of providing our services. The following table includes certain operating statistics that affect our revenue:

	Successor	Predecessor
	Period from	Period from
	November 20,	January 1,
	through	through	Years Ended
	December 31,	November 19,	December 31,
(Dollars in millions)	2020	2020	2019	2018
Revenue	$22.6	$239.6	$775.7	$1,450.4
Revenue from related parties	—	0.7	0.9	92.9
Total revenue	$22.6	$240.3	$776.6	$1,543.3

Total fracturing stages	2,290	14,552	27,366	30,537
Active fleets (1)	12.0	9.5	19.3	24.2
Total fleets (2)	28.0	28.0	28.0	34.0
(1)	Active fleets is the average number of fleets operating during the period. We had 12, 16 and 19 active fleets at December 31, 2020, 2019 and 2018, respectively.
(2)	Total fleets is the total number of fleets owned during the period.

Total revenue for January 1 through November 19, 2020 (Predecessor) was $240.3 million and for November 20 through December 31, 2020 (Successor) was $22.6 million for a combined total of $262.9 million for 2020 which decreased by $513.7 million from 2019. This decrease was due to lower average pricing of our services and a lower number of average active fleets.

At December 31, 2020, we evaluated all of our idle fleets and concluded that each of these fleets is available to return to service after our maintenance personnel make any necessary repairs and confirm that the equipment is in operating condition.

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

The decrease in revenue from related parties in 2019 compared to 2018 was due to a decrease in the services performed for Chesapeake.

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

	Successor		Predecessor
	Period from		Period from
	November 20,		January 1,
	through		through
	December 31,		November 19,		Year Ended December 31,
	2020		2020		2019		2018
		Percent		Percent		Percent		Percent
(Dollars in millions)	Dollars	of Revenue	Dollars	of Revenue	Dollars	of Revenue	Dollars	of Revenue
Costs of revenue, excluding depreciation	$24.1	106.6%	$197.2	82.1%	$573.9	73.9%	$1,033.2	66.9%
Depreciation — costs of revenue	4.6	20.4%	65.2	27.1%	82.5	10.6%	75.9	5.0%
Total costs of revenue	$28.7	127.0%	$262.4	109.2%	$656.4	84.5%	$1,109.1	71.9%

Total costs of revenue for January 1 through November 19, 2020 (Predecessor) was $262.4 million and for November 20 through December 31, 2020 (Successor) was $28.7 million for a combined total of $291.1 million in 2020 which decreased by $365.3 million from 2019. This decrease was primarily due to a decrease in our costs of revenue, excluding depreciation.

Costs of revenue, excluding depreciation, for January 1 through November 19, 2020 (Predecessor) was $197.2 million and for November 20 through December 31, 2020 (Successor) was $24.1 million for a combined total of $221.3 million in 2020 which decreased by $352.6 million from 2019. This decrease was primarily due to a decrease in our fracturing stages completed and lower number of average active fleets when compared to the same period in 2019. In addition, we saw a reduction in the cost of our materials.

Depreciation for our service equipment for January 1 through November 19, 2020 (Predecessor) was $65.2 million and for November 20 through December 31, 2020 (Successor) was $4.6 million for a combined total of $69.8 million in 2020 which decreased by $12.7 million from 2019. This decrease was primarily due to reduced capital expenditures in 2020 and the fresh start revaluation related to our emergence from bankruptcy.

Total combined 2020 costs of revenue as a percentage of total revenue increased by 26.2 percentage points from 84.5% in 2019 to 110.7% in 2020. This increase was due to a decrease in pricing for our services in 2020.

Total costs of revenue in 2019 decreased by $452.7 million from 2018. This decrease was primarily due to a decrease in our costs of revenue, excluding depreciation.

Costs of revenue, excluding depreciation, in 2019 decreased by $459.3 million from 2018. This decrease was partly due to an increase in the portion of customers who provided their own proppant and fuel, a decrease in, and the discontinuation of, our wireline services, and a decrease in the costs for materials used in the fracturing process. This decrease was also due to a decrease in our fracturing stages completed and lower number of average active fleets in the first half of the year when compared to the same period in 2018.

Total costs of revenue as a percentage of total revenue increased by 12.6 percentage points from 71.9% in 2018 to 84.5% in 2019. This increase was due to a decrease in pricing for our services in 2019.

Selling, general and administrative expense

Selling, general and administrative (“SG&A”) expense for January 1 through November 19, 2020 (Predecessor) was $47.8 million and for November 20 through December 31, 2020 (Successor) was $4.7 million for a combined total of $52.5 million in 2020 which decreased by $36.6 million from 2019. This decrease was primarily due to lower compensation and benefits expense due to lower headcount and wage reductions across the company in 2020.

Selling, general and administrative expense in 2019 increased by $1.2 million from 2018. This increase was primarily due to $2.4 million of bad debt expense, which was partially offset by decreased compensation and benefits expense due to our lower average headcount in 2019.

Depreciation and amortization

The following table summarizes our depreciation and amortization:

	Successor	Predecessor
	Period from	Period from
	November 20,	January 1,
	through	through	Years Ended
	December 31,	November 19,	December 31,
(In millions)	2020	2020	2019	2018
Depreciation — costs of revenue (1)	$4.6	$65.2	$82.5	$75.9
Depreciation — other (2)	0.1	3.3	7.5	8.8
Amortization (3)	0.1	—	—	—
Total depreciation and amortization	$4.8	$68.5	$90.0	$84.7
(1)	Related to service equipment included in “Property, plant, and equipment, net” on our consolidated balance sheets discussed under the “Costs of revenue” heading of this discussion and analysis.
(2)	Related to all long-lived assets other than service equipment included in “Property, plant, and equipment, net” on our consolidated balance sheet.
(3)	Related to our Developed Technology intangible asset amortized over 36 months.

Depreciation and amortization for January 1 through November 19, 2020 (Predecessor) was $68.5 million and for November 20 through December 31, 2020 (Successor) was $4.8 million for a combined total of $73.3 million for 2020 which decreased by $16.7 million from 2019. This decrease was primarily due to reduced capital expenditures in 2020 and the fresh start revaluation related to our emergence from bankruptcy.

Depreciation and amortization in 2019 increased by $5.3 million from 2018. This increase was primarily due to elevated capital expenditures from the fourth quarter of 2017 through the second quarter of 2018.

Impairments and other charges

The following table summarizes our impairments and other charges:

	Successor	Predecessor
	Period from	Period from
	November 20,	January 1,
	through	through	Years Ended
	December 31,	November 19,	December 31,
(In millions)	2020	2020	2019	2018
Supply commitment charges	$—	$9.1	$58.5	$19.2
Impairment of assets	—	—	9.7	—
Inventory write-down	—	5.1	6.4	—
Transaction costs	—	18.5	—	—
Employee severance costs	—	1.0	—	—
Loss on contract termination	0.3	0.4	—	—
Total impairments and other charges	$0.3	$34.1	$74.6	$19.2

Transaction Costs: In 2020, in preparation for, and prior to filing, our Chapter 11 Cases, the Predecessor Company incurred and paid $7.0 million in legal and professional fees and $11.5 million to certain holders of our Term Loan Agreement and Secured Notes pursuant to the Restructuring Support Agreement.

Inventory Write Down: In 2020 and 2019 we recorded $5.1 million and 6.4 million, respectively, of inventory write-downs to reduce excess, obsolete, and slow-moving inventory to its estimated net realizable value.

Supply Commitment Charges: The Predecessor Company incurred supply commitment charges when our purchases of sand from certain suppliers are less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future losses that are considered likely are also required to be recorded in the current period.

The Predecessor Company recorded aggregate charges under these supply contracts of $9.1 million, $58.5 million and $19.2 million in 2020, 2019 and 2018, respectively. These charges relate to actual purchase shortfalls incurred, as well as forecasted losses expected to be incurred and settled in future periods. These purchase shortfalls are largely due to our customers choosing to procure their own sand, often from sand mines closer to their operating areas.

In May 2019, the Predecessor Company restructured and amended our largest sand supply contract to reduce the total remaining commitment through 2024 by approximately $162 million. This reduced our annual commitment from $47.9 million to $21.0 million from 2019 through 2024. Due to the terms of the amended agreement and our estimated future purchases under this contract, we determined that we would not be able to satisfy $11.0 million of the $21.0 million annual commitment with sand purchases for the last five years of the contract. Therefore, in connection with this amendment, we recorded a supply commitment charge of $55.0 million in the first quarter of 2019 to accelerate these purchase shortfalls. After recording the $55.0 million supply commitment charge in the first quarter of 2019, the amount of accrued supply commitment charges for future periods that was recognized on our consolidated balance sheet at March 31, 2019 was $66.0 million. We paid $11.0 million of this amount in the second quarter of 2019 and we expected to pay the remaining $55.0 million in annual installments of $11.0 million from January 2020 through January 2024. The remaining amount of the 2019 charges represent revised estimates of our purchase shortfalls under this contract for 2019.

The Company terminated all sand supply contracts upon emergence from bankruptcy. Any amounts due as outlined in the Plan were paid upon emergence and the Company does not expect any future commitment related to these Predecessor contracts.

Fleet Capacity Reduction: In the fourth quarter of 2019, the Predecessor Company disposed of certain idle equipment where we believed there was no expectation of future use. The equipment we selected for disposal was comprised primarily of hydraulic fracturing pumps that were substantially depreciated. Certain hydraulic fracturing components, such as engines and transmissions that we believe to have remaining useful lives, will be removed prior to disposing of the equipment and used in our maintenance and repair activities for our remaining fleets. These disposals reduced our capacity of equipment from 34 total fleets to 28 total fleets. The amount of proceeds we received from these disposals was not significant. We recorded an asset impairment of $4.2 million in the third quarter of 2019 in connection with these disposals.

Discontinued Wireline Operations: In May 2019, the Predecessor Company discontinued our wireline operations due to financial underperformance resulting from market conditions. As a result of this decision, we recorded an asset impairment of $2.8 million and an inventory write-down of $1.4 million in the first quarter of 2019 to adjust these assets to their estimated fair market values and net realizable values, respectively. We sold substantially all of these assets in 2019 and received net proceeds of approximately $3.7 million.

Other Impairments: In the second quarter of 2019, the Predecessor Company recorded $2.7 million of impairments for certain land and buildings that we no longer use. We are closely monitoring current industry conditions and future expectations. If industry conditions decline, we may be subject to impairments of long-lived assets or intangible assets in future periods.

Interest expense, net

Interest expense, net of interest income, amortization for January 1 through November 19, 2020 (Predecessor) was $22.1 million and for November 20 through December 31, 2020 (Successor) was zero for a combined total of $22.1 million in 2020 which decreased by $8.6 million from 2019. This decreased as a result of the bankruptcy filing, which ceased interest charges on our debt and a reduction of indebtedness in accordance with the Plan. These decreases were partially offset by increased interest expense due to the derecognition of deferred issuance costs related to an amendment of our terminated revolving credit facility and lower interest received on our money market accounts in 2020.

Interest expense, net of interest income, in 2019 decreased by $18.6 million from 2018. This decrease was due to a lower average debt balance and higher interest income in 2019.

Gain (loss) on extinguishment of debt, net

In 2020, the Predecessor Company repaid $22.6 million of aggregate principal amount of Term Loan and recognized a gain on debt extinguishment of $2.0 million.

In 2019, the Predecessor Company repaid $31.0 million of aggregate principal amount of Term Loan. We recognized a loss on debt extinguishment of $0.2 million. In 2019, we repurchased $17.0 million of aggregate principal amount of 2022 Senior Notes in the qualified institutional market. We recognized a gain on debt extinguishment of $1.4 million.

In 2018, the Predecessor Company repaid $310.0 million of aggregate principal amount of Term Loan. We recognized a loss on debt extinguishment of $2.7 million. In 2018, we repaid all $290.0 million remaining principal amount of our floating rate senior notes due in 2020 using cash on hand and proceeds received from our IPO. We recognized a loss on this debt extinguishment of $8.3 million. In 2018, we repurchased $22.1 million of aggregate principal amount of 2022 Senior Notes in the qualified institutional market. We recognized a gain on debt extinguishment of $1.2 million.

Income tax expense

Income tax expense for January 1 through November 19, 2020 (Predecessor) was $0.2 million and for November 20 through December 31, 2020 (Successor) was zero for a combined total of $0.2 million in 2020 and was $1.4 million, and $2.0 million in 2019, and 2018, respectively. These amounts consisted of state margin taxes accounted for as income taxes, income taxes for states that limit the deduction of net operating loss carryforwards, and foreign income taxes. We provide a valuation allowance against all deferred tax assets in excess of our deferred tax liabilities. As a result, we did not record any U.S. federal or other state income tax expense or benefit related to our income or losses in 2020, 2019 or 2018. See Note 12 — “Income Taxes” in Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for more information regarding our income taxes and valuation allowance.

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2020, the Successor Company had $94.0 million of cash and cash equivalents and $13.2 million available for borrowings under our revolving credit facility which resulted in a total liquidity position of $107.2 million. We believe that our cash and cash equivalents, cash provided by operations, and the availability under our revolving credit facility will be sufficient to fund our operations and capital expenditures for at least the next 12 months.

In November 2020, the Successor Company entered into a $40 million asset-based revolving credit facility. The maximum availability of credit under the credit facility is limited at any time to the lesser of $40 million or the borrowing base. The borrowing base is based on percentages of eligible accounts receivable and is subject to certain reserves. As of December 31, 2020, our borrowing base was $17.2 million and therefore our maximum availability under the credit facility was $17.2 million. As of December 31, 2020, there were no borrowings outstanding under the credit facility, and letters of credit totaling $4.0 million were issued, resulting in $13.2 million of availability under the credit facility.

In an event of default or if the amount available under our credit facility is less than either 12.5% of our maximum availability or $5.0 million, we will be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. If at any time borrowings and letters of credit issued under the credit facility exceed the borrowing base, we will be required to repay an amount equal to such excess. See Note 6 — “Indebtedness and Borrowing Facility” in notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K for more information on our credit facility.

Cash Flows

The following table summarizes our cash flows:

	Successor	Predecessor
	Period from	Period from
	November 20,	January 1,
	through	through	Years Ended
	December 31,	November 19,	December 31,
(In millions)	2020	2020	2019	2018
Net (loss) income adjusted for non-cash items	$(8.2)	$(48.5)	$104.0	$388.1
Changes in operating assets and liabilities	11.1	33.3	37.5	2.0
Cash paid to settle supply commitment charges	—	(31.3)	(17.6)	(5.3)
Net cash provided by (used in) operating activities	2.9	(46.5)	123.9	384.8
Net cash used in investing activities	(1.5)	(19.4)	(20.4)	(98.6)
Net cash used in financing activities	—	(51.8)	(58.3)	(325.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1.4	(117.7)	45.2	(39.4)
Cash, cash equivalents, and restricted cash at beginning of period	105.3	223.0	177.8	217.2
Cash, cash equivalents, and restricted cash at end of period	$106.7	$105.3	$223.0	$177.8

Cash flows from operating activities have historically been a significant source of liquidity we use to fund capital expenditures and repay our debt. Changes in cash flows from operating activities are primarily affected by the same factors that affect our net income, excluding non-cash items such as depreciation and amortization, stock-based compensation, and impairments of assets.

Cash flows from operating activities: Net cash used by operating activities for January 1 through November 19, 2020 (Predecessor) was $46.5 million and for November 20 through December 31, 2020 (Successor) net cash provided was $2.9 for a combined net cash used total of $43.6 million for 2020 compared to net cash provided of $123.9 million in 2019. Cash flows from operating activities consists of net income or loss adjusted for non-cash items, changes in operating assets and liabilities and cash paid to settle supply commitment charges. Net income or loss adjusted for non-cash items resulted in cash decreases of $8.2 million (Successor) and $48.5 million (Predecessor) in 2020 and a cash increase of $104.0 million 2019. This change was primarily due to lower earnings in 2020. The net change in operating assets and liabilities resulted in a cash increase of $11.1 million (Successor) and $33.3 million (Predecessor) in 2020 and a cash increase of $37.5 million in 2019. The net change in operating assets and liabilities for 2020 was primarily due to a release of working capital resulting from our decreased activity levels and pricing levels in 2020 when compared to the same period in 2019.

Net cash provided by operating activities was $123.9 million and $384.8 million in 2019 and 2018, respectively. Cash flows from operating activities consists of net income or loss adjusted for non-cash items, changes in operating assets and liabilities and cash paid to settle supply commitment charges. Net income or loss adjusted for non-cash items resulted in cash increases of $104.0 million and $388.1 million in 2019 and 2018, respectively. This change was primarily due to lower earnings in 2019. The net change in operating assets and liabilities resulted in a cash increase of $37.5 million and a cash increase of $2.0 million in 2019 and 2018, respectively. The net change in operating assets and liabilities for 2019 was primarily due to a release of working capital resulting from our decreased activity levels and pricing levels in 2019 when compared to the same period in 2018.

Cash flows from investing activities: Net cash used in investing activities for January 1 through November 19, 2020 (Predecessor) was $19.4 million and for November 20 through December 31, 2020 (Successor) was $1.5 million for a combined total of $20.9 million in 2020 compared to $20.4 million in 2019. This change was primarily due to decreased capital expenditures in 2020 compared to 2019 and the proceeds received from the sale of our equity interest in our China joint venture in the third quarter of 2019.

Net cash used in investing activities was $20.4 million and $98.6 million in 2019 and 2018, respectively. This change was primarily due to decreased capital expenditures in 2019 compared to 2018 and the proceeds received from the sale of our equity interest in our China joint venture in the third quarter of 2019.

Cash flows from financing activities: Net cash used in financing activities for January 1 through November 19, 2020 (Predecessor) was $51.8 million and for November 20 through December 31, 2020 (Successor) was zero for a combined total of $51.8 million in 2020. The Predecessor company used $20.6 million of cash to repay principal amount of long-term debt prior to bankruptcy and $30.7 million of cash upon emergence.

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

Cash Requirements

Contractual Commitments and Obligation

The following table summarizes the Successor Company’s contractual commitments and obligations at December 31, 2020:

		Payments Due by Period
		Less Than			More than
(In millions)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$6.8	$3.2	$2.5	$1.1	$—
Purchase obligations	1.0	0.3	0.6	0.1	—
Total	$7.8	$3.5	$3.1	$1.2	$—

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

Fresh Start Accounting

Upon emergence from bankruptcy, we met the criteria and were required to adopt fresh start accounting in accordance with ASC Topic 852, Reorganizations, which on the emergence date resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh start reporting date. The criteria requiring fresh start accounting are: (i) the holders of then-existing voting shares of the Predecessor received less than 50 percent of the new voting shares of the Successor outstanding upon emergence from bankruptcy, and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims. The Company applied fresh start accounting effective November 19, 2020, the Effective Date. Under the principles of fresh start accounting, a new reporting entity was considered to have been created, and, as a result, the Company allocated the reorganization value to its individual assets based on their estimated fair values. To facilitate discussion and analysis of our financial condition and results of operations herein, we refer to the reorganized Company as the Successor for periods subsequent to November 19, 2020 and as the Predecessor for periods on or prior to, and including, November 19, 2020. As a result of the adoption of fresh start accounting and the effects of the implementation of the Plan, our consolidated financial statements subsequent to November 19, 2020 are not comparable to our consolidated financial statements on or prior to November 19, 2020, and as such, “black-line” financial statements are presented to distinguish between the Predecessor and Successor Periods.

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

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Recent Accounting Pronouncements

See Note 4 — “Summary of Significant Accounting Policies” in Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2020, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

During 2020, substantially all of our operations were conducted within the United States; therefore, we had no significant exposure to foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is included in our Consolidated Financial Statements and the notes thereto beginning on page 51 in this annual report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the Predecessor period from January 1 through November 19, 2020 or the Successor period from November 20 through December 31,

2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
1.	Financial Statements. See Index to Consolidated Financial Statements of FTS International, Inc. on page 51 of this Report.
2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statement or related notes thereto.
3.	Exhibits. The exhibits filed with or incorporated by reference as part of this Report are set forth in the Exhibit Index.
(b)	The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein.

EXHIBIT INDEX

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
2.1	Joint Prepackaged Chapter 11 Plan of Reorganization of FTS International, Inc., and its Debtor Affiliates	10-Q	001-38382	99.1	November 6, 2020

3.1	Amended and Restated Certificate of Incorporation of FTS International, Inc.	8-K	001-38382	3.1	November 19, 2020

3.2	Amended and Restated Bylaws of FTS International, Inc.	8-K	001-38382	3.2	November 19, 2020

3.3	Certificate of Designations of Series A Participating Cumulative Preferred Stock of FTS International, Inc.	8-K	001-38382	3.3	November 19, 2020

Exhibit Number		Description	Form	File Number	Exhibit Number	Filing Date

4.1		Specimen Class A Common Stock Certificate	8-K	001-38382	4.1	November 19, 2020

4.2	*	Description of Securities Registered under Section 12 of the Exchange Act

10.1	#	Credit Agreement, dated as of November 19, 2020, by and among FTS International, Inc., FTS International Services, LLC, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	8-K	001-38382	10.1	November 19, 2020

10.2	#	Guaranty and Security Agreement, dated as of November 19, 2020, among FTS International, Inc. and Wells Fargo Bank, National Association	8-K	001-38382	10.2	November 19, 2020

10.3		Master Service Agreement, dated as of July 9, 2012, by and between Chesapeake Operating, Inc. and FTS International Services, LLC	S-1	333-215998	10.13	February 28, 2017

10.4		Master Commercial Agreement, dated as of December 24, 2016, by and between Chesapeake Operating, LLC and FTS International Services, LLC	S-1	333-215998	10.14	February 28, 2017

10.5		Tranche 1 Warrant Agreement dated as of November 19, 2020, by and among FTS International, Inc. and American Stock Transfer & Trust Company, LLC	8-K	001-38382	10.3	November 19, 2020

10.6		Tranche 2 Warrant Agreement dated as of November 19, 2020, by and among FTS International, Inc. and American Stock Transfer & Trust Company, LLC	8-K	001-38382	10.4	November 19, 2020

10.7		Registration Rights Agreement, dated November 19, 2020, between FTS International, Inc. and certain holders party thereto	8-K	001-38382	10.5	November 19, 2020

10.8	†	Form of Indemnification Agreement	8-K	001-38382	10.6	November 19, 2020

10.9	†	Form of Amended Severance Agreement	8-K	001-38382	10.7	November 19, 2020

10.10	†	Amended and Restated Equity and Incentive Compensation Plan	8-K	001-38382	10.8	November 19, 2020

21.1	*	List of Subsidiaries

23.1	*	Consent of Grant Thornton LLP

31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description	Form	File Number	Exhibit Number	Filing Date
31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		Inline XBRL Instance Document (the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
#	Certain schedules and similar attachments have been omitted. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the Commission upon request.
†	Management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTS INTERNATIONAL, INC.

March 05, 2021	/s/ Michael J. Doss
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

Signature	Title	Date

/s/ Michael J. Doss	Chief Executive Officer and Director	March 05, 2021
Michael J. Doss	(Principal Executive Officer)

/s/ Lance D. Turner	Chief Financial Officer and Treasurer	March 05, 2021
Lance D. Turner	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Eugene Davis	Chairman	March 05, 2021
Eugene Davis

/s/ Christopher Sayer	Director	March 05, 2021
Christopher Sayer

/s/ Derek Gipson	Director	March 05, 2021
Derek Gipson

/s/ Robert Kelly Owen	Director	March 05, 2021
Robert Kelly Owen

FTS INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

FTS International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of FTS International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 (Successor) and 2019 (Predecessor), the related consolidated statements of operations, cash flows, and stockholders’ equity (deficit) for the period from November 20, 2020 through December 31, 2020 (Successor), the period from January 1, 2020 through November 19, 2020 (Predecessor), and each of the two years in the period ended December 31, 2019 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 (Successor) and 2019 (Predecessor), and the results of its operations and its cash flows for the period November 20, 2020 through December 31, 2020 (Successor), the period from January 1, 2020 through November 19, 2020 (Predecessor), and each of the two years in the period ended December 31, 2019 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Emergence from bankruptcy

As discussed in Note 2 to the consolidated financial statements, on November 4, 2020, the United States Bankruptcy Court for the District of Delaware entered an order confirming the plan for reorganization, which became effective on November 19, 2020. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Financial Accounting Standards Board Accounting Standards Codification® (ASC) 852, Reorganizations, for the Successor as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with Predecessor periods, as described in Note 3.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of intangible assets in association with fresh start accounting

As described further in Note 2 and Note 3 to the consolidated financial statements, the Company emerged from Chapter 11 Bankruptcy on November 19, 2020. In connection with the Company’s emergence from bankruptcy and in accordance with ASC 852, Reorganizations, the Company qualified for and adopted fresh start accounting. Management calculated a reorganization value of $266.3 million, which represents the fair value of the Successor Company’s assets before considering liabilities and allocated value to its individual assets based on their estimated fair values. We identified the valuation of intangible assets associated with fresh start accounting as a critical audit matter.

The principal considerations for our determination that the valuation of intangible assets associated with fresh start accounting is a critical audit matter are that there is high estimation uncertainty due to the significant management judgments with respect to assumptions used to estimate fair value of intangible assets, including revenue forecasts, relief from royalty rates and discount rates. Such uncertainty requires greater auditor subjectivity in evaluating the appropriateness of those assumptions.

Our audit procedures related to the valuation of intangible assets associated with fresh start accounting included the following, among others.

●	We utilized a valuation specialist to assist us in evaluating the methodologies used and whether they were acceptable for the underlying assets and being applied correctly.
●	We evaluated the reasonableness of the revenue forecasts and revenue growth rate by comparing them to fleet projections and pricing considerations, including publicly available industry data, and historical operating results.
●	We compared royalty data from similar industry transactions to management’s royalty rate and evaluated the profit split analysis for reasonableness.
●	We evaluated the appropriateness of the discount rate by recalculating the weighted-average cost of capital and evaluating future market conditions.
●	We evaluated the qualifications of the third-party valuation specialist engaged by the Company based on their credentials and experience

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Dallas, Texas

March 5, 2021

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Period from	Period from
	November 20,	January 1,
	through	through	Years Ended
	December 31,	November 19,	December 31,
(In millions, except per share amounts)	2020	2020	2019	2018
Revenue
Revenue	$22.6	$239.6	$775.7	$1,450.4
Revenue from related parties	—	0.7	0.9	92.9
Total revenue	22.6	240.3	776.6	1,543.3

Operating expenses
Costs of revenue (excluding depreciation of $4.6, $65.2, $82.5 and $75.9, respectively, included in depreciation and amortization below)	24.1	197.2	573.9	1,033.2
Selling, general and administrative	4.7	47.8	89.1	87.9
Depreciation and amortization	4.8	68.5	90.0	84.7
Impairments and other charges	0.3	34.1	74.6	19.2
Loss (gain) on disposal of assets, net	—	0.1	(1.4)	(0.1)
Total operating expenses	33.9	347.7	826.2	1,224.9

Operating (loss) income	(11.3)	(107.4)	(49.6)	318.4

Interest expense, net	—	(22.1)	(30.7)	(49.3)
Gain (loss) on extinguishment of debt, net	—	2.0	1.2	(9.8)
Equity in net income of joint venture affiliate	—	—	0.6	1.1
Gain on sale of equity interest in joint venture affiliate	—	—	7.0	—
Reorganization items, net	(2.1)	103.3	—	—

(Loss) income before income taxes	(13.4)	(24.2)	(71.5)	260.4
Income tax expense	—	0.2	1.4	2.0

Net (loss) income	$(13.4)	$(24.4)	$(72.9)	$258.4

Net (loss) income attributable to common stockholders	$(13.4)	$(24.4)	$(72.9)	$681.6

Basic and diluted (loss) earnings per share attributable to common stockholders	$(0.96)	$(4.54)	$(13.40)	$130.88
Shares used in computing basic and diluted (loss) earnings per share (in thousands)	13,990	5,377	5,440	5,208

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31,	December 31,
(In millions, except share amounts)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$94.0	$223.0
Accounts receivable, net	26.9	77.0
Inventories	29.0	45.5
Prepaid expenses and other current assets	19.5	7.0
Total current assets	169.4	352.5

Property, plant, and equipment, net	132.3	227.0
Operating lease right-of-use assets	4.5	26.3
Intangible assets, net	7.4	29.5
Other assets	1.4	4.0
Total assets	$315.0	$639.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26.9	$36.4
Accrued expenses	12.5	22.9
Current portion of operating lease liabilities	3.0	14.3
Other current liabilities	0.3	11.6
Total current liabilities	42.7	85.2

Long-term debt	—	456.9
Operating lease liabilities	3.3	13.9
Other liabilities	2.4	45.6
Total liabilities	48.4	601.6

Commitments and contingencies (Note 13)

Stockholders’ equity
Successor Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Successor Common stock Class A, $0.01 par value, 49,000,000, authorized, 13,677,664 issued and outstanding at December 31, 2020 Successor Common stock Class B, $0.01 par value, 1,000,000, authorized, 312,306 issued and outstanding at December 31, 2020	0.1	—
Predecessor Common stock, $0.01 par value, 320,000,000, authorized 5,355,370 shares issued and outstanding at December 31, 2019	—	36.4
Additional paid-in capital	279.9	4,382.0
Accumulated deficit	(13.4)	(4,380.7)
Total stockholders’ equity	266.6	37.7
Total liabilities and stockholders’ equity	$315.0	$639.3

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period from	Period from
	November 20,	January 1,
	through	through	Years Ended
	December 31,	November 19,	December 31,
(In millions)	2020	2020	2019	2018
Cash flows from operating activities
Net (loss) income	$(13.4)	$(24.4)	$(72.9)	$258.4
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4.8	68.5	90.0	84.7
Stock-based compensation	0.4	10.9	15.4	15.2
Amortization of debt discounts and issuance costs	—	2.0	1.8	2.5
Impairment of assets	—	—	9.7	—
Loss (gain) on disposal of assets, net	—	0.1	(1.4)	(0.1)
(Gain) loss on extinguishment of debt, net	—	(2.0)	(1.2)	9.8
Non-cash provision for supply commitment charges	—	9.1	58.5	19.2
Cash paid to settle supply commitment charges	—	(31.3)	(17.6)	(5.3)
Gain sale of equity interest in joint venture affiliate	—	—	(7.0)	—
Inventory write-down	—	5.1	6.4	—
Non-cash reorganization items	—	(118.7)	—	—
Other non-cash items	—	0.9	4.7	(1.6)
Changes in operating assets and liabilities:
Accounts receivable	3.2	46.0	79.0	72.7
Accounts receivable from related parties	—	—	—	3.0
Inventories	2.2	6.9	14.0	(22.6)
Prepaid expenses and other assets	(0.1)	(3.8)	(1.5)	2.8
Accounts payable	5.5	(13.9)	(47.3)	(41.6)
Accrued expenses and other liabilities	0.3	(1.9)	(6.7)	(12.3)
Net cash provided by (used in) operating activities	2.9	(46.5)	123.9	384.8

Cash flows from investing activities
Capital expenditures	(1.5)	(19.6)	(54.4)	(100.5)
Proceeds from disposal of assets	—	0.2	3.3	1.9
Proceeds from sale of equity interest in joint venture affiliate	—	—	30.7	—
Net cash used in investing activities	(1.5)	(19.4)	(20.4)	(98.6)

Cash flows from financing activities
Repayments of long-term debt	—	(20.6)	(46.4)	(625.1)
Payments to secured debtholders	—	(30.7)	—	—
Repurchases of common stock	—	—	(9.9)	—
Taxes paid related to net share settlement of equity awards	—	(0.3)	(2.0)	(1.1)
Net proceeds from issuance of common stock	—	—	—	303.0
Payments of revolving credit facility issuance costs	—	(0.2)	—	(2.4)
Net cash used in financing activities	—	(51.8)	(58.3)	(325.6)

Net increase (decrease) in cash, cash equivalents, and restricted cash	1.4	(117.7)	45.2	(39.4)
Cash, cash equivalents, and restricted cash at beginning of period	105.3	223.0	177.8	217.2
Cash, cash equivalents, and restricted cash at end of period	$106.7	$105.3	$223.0	$177.8

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Successor	Predecessor
	Period from	Period from
	November 20,	January 1,
	through	through	Years Ended
	December 31,	November 19,	December 31,
(In millions)	2020	2020	2019	2018
Supplemental cash flow information:
Interest paid	$—	$14.6	$31.0	$48.1
Income tax payments, net	$—	$0.4	$2.5	$2.3
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$0.5	$0.2	$0.9	$4.0
Operating lease liabilities incurred from obtaining right-of-use assets	$0.1	$0.6	$11.0	$—
Operating lease liabilities and right-of-use assets derecognized due to lease terminations	$—	$10.2	$3.2	$—

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2018 Predecessor	2,589	$35.9	$3,712.1	$(4,566.3)	$(818.3)

Net income	—	—	—	258.4	258.4
Activity related to stock plans	8	—	14.0	—	14.0
Recapitalization of convertible preferred stock to common stock	1,971	0.4	349.4	—	349.8
Issuance of common stock	904	0.1	302.9	—	303.0
Balance at December 31, 2018 Predecessor	5,472	36.4	4,378.4	(4,307.9)	106.9

Net loss	—	—	—	(72.9)	(72.9)
Cumulative effect of accounting change	—	—	—	0.1	0.1
Activity related to stock plans	31	—	13.5	—	13.5
Repurchases of common stock	(148)	—	(9.9)	—	(9.9)
Balance at December 31, 2019 Predecessor	5,355	36.4	4,382.0	(4,380.7)	37.7

Net loss	—	—	—	(24.4)	(24.4)
Activity related to stock plans	101	—	25.9	—	25.9
Balance at November 19, 2020 Predecessor	5,456	36.4	4,407.9	(4,405.1)	39.2
Cancellation of Predecessor Equity	(5,456)	(36.4)	(4,407.9)	4,405.1	(39.2)
Balance at November 19, 2020 Predecessor	—	$—	$—	$—	$(0.0)

Issuance of Successor Common Stock	13,990	0.1	279.5	—	279.6
Balance at November 19, 2020 Successor	13,990	0.1	279.5	—	279.6

Net loss	—	—	—	(13.4)	(13.4)
Activity related to stock plans	—	—	0.4	—	0.4
Balance at December 31, 2020 Successor	13,990	$0.1	$279.9	$(13.4)	$266.6

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

Throughout the notes to these consolidated financial statements, the terms “the Company,” “we,” “us,” “our” or “ours” refer to FTS International, Inc., together with its consolidated subsidiaries.

Certain prior year financial statements are not comparable to our current year financial statements due to the adoption of fresh start accounting. References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to November 19, 2020. References to “Predecessor” or “Predecessor Company” relate to the financial position and results of operations of the Company prior to, and including, November 19, 2020.

We are one of the largest providers of hydraulic fracturing services in North America. Our services enhance hydrocarbon flow from oil and natural gas wells drilled by exploration and production (“E&P”), companies in shale and other unconventional resource formations. Our customers include leading E&P companies that specialize in unconventional oil and natural gas resources in North America. We operate in the most active oil and gas basins in the United States. Substantially all of our business activities support our well completion services. We manage our business, allocate resources, and assess our financial performance on a consolidated basis; therefore, we do not have separate operating segments.

In 2014, the Predecessor Company entered into a joint venture agreement with the Sinopec Oilfield Service Corporation (“Sinopec”). This joint venture collaboration offered hydraulic stimulation services in China. The joint venture company, SinoFTS Petroleum Services Ltd. (“SinoFTS”), was owned 55% by Sinopec and 45% by the Company. SinoFTS serves both Sinopec and other E&P companies in China. In August 2019, FTSI closed on the sale of its 45% equity ownership interest in SinoFTS, to Sinopec. In exchange, FTSI, through its affiliate FTS International Netherlands B.V., received consideration of $26.9 million for the sale of its equity interest, and through FTS International Services, LLC, received a royalty fee of $5.8 million for a license for its intellectual property use and for future limited support of the joint venture’s operations. After conducting an analysis of the relative fair values of the equity interest and royalty fee, FTSI allocated $30.7 million of the total consideration received to the sale of its equity interest and $2.0 million to the prepaid royalty fee. FTSI recognized a gain of $7.0 million on the sale of its equity interest. The prepaid royalty fee will be recognized over approximately six years.

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

Our customer base has historically been concentrated. Our business, financial condition and results of operations could be materially adversely affected if one or more of our significant customers ceases to engage us for our services on favorable terms, or at all, or fails to pay, or delays in paying, us significant amounts of our outstanding receivables. For the Successor period of November 20, 2020 to December 31, 2020 we had 6 customers make up over 10% of our consolidated revenue. These six customers represented 81% of our consolidated revenue; this level of customer concentration is partially due to the short time period included in the Successor period and may not be representative of customer concentration levels over a longer time period, such as a full fiscal year. For the Predecessor period of January 1, 2020 through November 19, 2020 we had one customer make up over 10% of our consolidated revenue. This customer represented 12% of our consolidated revenue. For the year ended December 31, 2019 we had two customers make up over 10% of our consolidated revenue. These two customers represented 26% of our consolidated revenue. For the year ended December 31, 2018 we had two customers make up over 10% of our consolidated revenue. These two customers represented 24% of our consolidated revenue. The loss of any of our largest existing customers could have a material adverse effect on our results of operations. While we view revenue as an important metric in assessing customer concentration, we also compare and manage our customer portfolio based on the number of fleets we place with each customer.

Related Parties

We have historically provided services and sold equipment to Chesapeake Energy Corporation and its affiliates (“Chesapeake”), which beneficially owned approximately 20% of the Predecessor’s common stock, and had the right to designate two individuals to serve on our board of directors prior to November 19, 2020. Revenue earned from Chesapeake was $0.7 million, $0.1 million and $92.9 million in Predecessor period of 2020, 2019 and 2018, respectively. At both December 31, 2020 and 2019, we had accounts receivable balances of zero from Chesapeake.

We sold equipment to SinoFTS for zero, $0.9 million and $0.3 million in 2020, 2019 and 2018, respectively. All revenue earned from SinoFTS is based on prevailing market prices. At both December 31, 2020 and 2019, we had accounts receivable balances of zero from this related party.

NOTE 2 —RESTRUCTURING

On September 22, 2020, FTS International, Inc., FTS International Services, LLC, and FTS International Manufacturing, LLC filed petitions for voluntary relief (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). On September 22, 2020, FTSI International, Inc., FTS International Services, LLC, and FTS International Manufacturing, LLC filed the Joint Prepackaged Chapter 11 Plan of Reorganization of FTS International, Inc. and its Debtor Affiliates (as amended, modified or supplemented, the “Plan”) and the related disclosure statement (the “Disclosure Statement”).On November 4, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, as modified by the Confirmation Order, and approving the Disclosure Statement.

On November 19, 2020 (the “Effective Date”), the Plan became effective in accordance with its terms and FTS International, Inc., FTS International Services, LLC and FTS International Manufacturing, LLC emerged from Chapter 11. Pursuant to the Plan, on the Effective Date, all agreements, instruments, and other documents evidencing, relating to or otherwise connection with any of our common stock or other equity interests outstanding prior to the Effective Date (collectively, the “legacy equity interests”) were cancelled and such legacy equity interests have no further force or effect after the Effective Date. Holders of our legacy equity interests received (i) a number of shares of Class A common stock equal to their proportionate distribution of approximately 9.4% of our common stock under the Plan (subject to dilution by the warrants issued pursuant to the Plan and the Amended and Restated Equity and Incentive Compensation Plan (the “MIP”)), (ii) their proportionate distribution of 1,555,521 Tranche 1 Warrants to acquire Class A common stock and (iii) their proportionate distribution of 3,888,849 Tranche 2 Warrants to acquire Class A common stock.

In addition, pursuant to the Plan, on the Effective Date, all outstanding obligations under the 6.25% senior secured notes due May 1, 2022 (the “Notes”) were cancelled and the indenture governing such obligations was cancelled, and the credit agreement, dated as of April 16, 2014, by and among FTS International, Inc., the lenders party thereto, and Wilmington Savings Fund Society, FSB, as successor administrative agent (the “Term Loan Agreement”), was cancelled, in each case except to the limited extent expressly set forth in the Plan. On the Effective Date, all liens and security interests granted to secure such obligations were automatically terminated and are of no further force and effect. The holders of Notes and holders of the claims under the Term Loan Agreement received their proportionate distribution of approximately 90.1% of our common stock (subject to dilution by the warrants issued pursuant to the Plan and the MIP) plus their pro rata share of $30.7 million cash distribution. The holders of claims in connection with the termination of the supply agreement between the Predecessor and Covia Holding Corporation received, in exchange for their claims, a $12.5 million cash distribution and 0.5% of our common stock (subject to dilution by the warrants issued pursuant to the Plan and the MIP).

Shares of Class A common stock were also issued to a holder of certain termination claims under the Plan.

NOTE 3 — FRESH START ACCOUNTING

Fresh Start Accounting

Upon emergence from bankruptcy, we met the criteria and were required to adopt fresh start accounting in accordance with ASC Topic 852, Reorganizations, which on the emergence date resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh start reporting date. The criteria requiring fresh start accounting are: (i) the holders of then-existing voting shares of the Predecessor received less than 50 percent of the new voting shares of the Successor outstanding upon emergence from bankruptcy, and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims.

The Company applied fresh start accounting effective November 19, 2020, the Effective Date. As such, fresh start accounting is reflected in the accompanying consolidated balance sheet as of December 31, 2020 and related fresh start adjustments are included in the accompanying statement of operations for the period from January 1, 2020 through November 19, 2020. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements for the period after November 19, 2020 will not be comparable with the financial statements prior to and including November 19, 2020.

Reorganization Value

Reorganization value represents the fair value of the Successor’s total assets and is intended to approximate the amount a willing buyer would pay for the assets immediately after restructuring. Under fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values.

The Company’s reorganization value is derived from an estimate of enterprise value. Enterprise value represents the estimated fair value of an entity’s long-term debt and other interest-bearing liabilities and stockholders’ equity less unrestricted cash and cash equivalents. The Company estimated the enterprise value of the Successor to be $266 million at the Effective Date, which was in the Bankruptcy Court approved range of $190 million and $290 million. The enterprise value was derived from an independent valuation with the assistance of a third-party valuation advisor. Specific valuation approaches and key assumptions used to arrive at the reorganization value, and the value of discrete assets and liabilities resulting from the application of fresh start accounting, are described below in greater detail within the valuation process.

Although the Company believes the assumptions and estimates used to develop enterprise value and reorganization value are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. The assumptions used in estimating these values are inherently uncertain and require judgment. The following table reconciles the Company’s enterprise value to the fair value of the Successor’s common stock as of the Effective Date.

November 19,
(In millions)	2020
Enterprise value	$266.3
Plus: Excess cash (1)	13.3
Fair value of Successor equity	$279.6

The following table reconciles the Company’s enterprise value to the reorganization value as of the Effective Date:

November 19,
(In millions)	2020
Enterprise value	$266.3
Plus: Excess cash (1)	13.3
Plus: Current liabilities	36.4
Plus: Non-interest-bearing non-current liabilities	6.2
Reorganization value of Successor assets	$322.2

(1) Excess cash of $13.3 million is calculated by taking the Company's Successor cash and cash equivalents balance of $88.3 million less $75.0 million of minimum cash required to operate the business as determined by management. The minimum cash required to operate the business of $75.0 million was also utilized in the estimation of the range of enterprise values included in the Plan and approved by the Bankruptcy Court.

Valuation Process

The fair values of our principal assets, including inventories, land, buildings, and improvements, service equipment, and intangible assets were estimated with the assistance of third-party valuation advisors as of the Effective Date. In addition, we also estimated the fair value of the Company’s warrants as of the Effective Date.

Inventories

Inventories include parts, chemicals, and other raw materials. The fair value of the parts inventory was determined using a combination of the cost and income approaches. The cost approach estimates the fair value of an asset based on the cost to reconstruct or replace it with another of similar utility, with adjustments for physical deterioration and identified obsolescence. The income approach was used to quantify the economic support available for the parts inventory based on the enterprise value estimated for the Company. For the chemicals and other materials inventory, the Company determined that the book value as the proxy for fair value.

Property, Plant, and Equipment

Land, Buildings, and Improvements

The fair value of land, buildings, and improvements was determined using a combination of the cost and market approaches. To determine the fair value of buildings and site improvements, the cost and market approaches were used. As part of the valuation process, information was obtained describing physical attributes such as land and building size, construction dates, and general improvement details. In applying the cost approach, the replacement cost was determined based on the current cost to construct improvements with similar utility, using modern materials and current standards, design, and layout. To determine the fair value of land and improvements, the market approach was used based on third party databases identifying listings of recent sales and comparable properties within pertinent market areas.

Service Equipment and Other

The fair value of the service equipment and other was estimated using a combination of the cost, market, and income approaches. The cost approach was primarily utilized, with the application of the market approach for selected assets based upon the specific characteristics being appraised. The cost approach measures the value of an asset based on the cost to reconstruct or replace it with another of similar utility, with adjustments for physical deterioration and identified obsolescence. The market approach measures the value of an asset through an analysis of recent sales or offerings of comparable assets. The income approach was used to quantify the economic support available for the service equipment and other based on the enterprise value estimated for the Company.

Intangible Assets

The fair value of intangible assets such as customer relationships, in-house developed software, and tradename was determined using a combination of the cost, market, and income approaches. To determine the fair value of customer relationships, the income approach was used based on the present value of the incremental after-tax cash flows attributable to the existing customer cash flow after deducting the appropriate contributory asset charges. The discount rate utilized to present-value the after-tax cash flows was selected based on consideration of the overall business risks and risks associated with the asset being valued. To determine the fair value of the in-house developed software, the cost replacement method, a form of the cost approach, was used. To determine the fair value of the tradename, the Royalty Savings Method, a variation of the income approach, was used. The estimated royalty rate was determined by observing publicly available royalty rates information for similar companies with similar assets. The forecasted cash flows expected to be generated as a result of the royalty savings were discounted to present value utilizing a discount rate considering overall business risks and risks associated with the asset being valued.

Warrants

The fair value of the warrants issued upon the Effective Date was estimated using the Black-Scholes-Merton option pricing model. The Black-Scholes-Merton model is an option pricing model used to estimate the fair value of options and warrants based on the following input assumptions: stock price, strike price, term, risk-free rate, volatility, and dividend yield. In using the Black-Scholes-Merton option pricing model to fair value the warrants, the following assumptions were used: market observable stock price on the Effective Date; strike prices of $33.04 and $37.14 for Tranche 1 and Tranche 2 warrants, respectively; expected volatility of 65.0%; risk-free rate of 0.22%; and an expected dividend yield of 0.0%. The expected volatility assumption was estimated using market data related to the Company and certain similar publicly traded entities with considerations for differences in size and leverage of the Company versus the publicly traded entities. The strike prices and term assumptions were based on the contractual term of the warrants. The risk-free rate assumption was based on United States Constant Maturity Treasury rates.

Consolidated Balance Sheet

The following illustrates the effects on the Company’s consolidated balance sheet due to the reorganization and fresh start accounting adjustments. The explanatory notes following the table below provide further details on the adjustments, including the assumptions and methods used to determine fair value for its assets, liabilities, and warrants.

	As of November 19, 2020
	(in millions)
	Predecessor	Reorganization		Fresh Start		Successor
	Company	Adjustments		Adjustments		Company
ASSETS
Current assets
Cash and cash equivalents	$146.7	$(58.4)	(a)	$—		$88.3
Accounts receivable, net	30.1	—		—		30.1
Inventories	33.5	—		(2.2)	(k)	31.3
Prepaid expenses and other current assets	19.0	10.1	(b)	(5.3)	(l)	23.8
Total current assets	229.3	(48.3)		(7.5)		173.5

Property, plant, and equipment, net	177.2	—		(42.0)	(m)	135.2
Operating lease right-of-use assets	4.7	—		—		4.7
Intangible assets, net	29.5	—		(22.1)	(n)	7.4
Other assets	1.4	0.2	(c)	(0.2)	(o)	1.4
Total assets	$442.1	$(48.1)		$(71.8)		$322.2

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$20.3	$0.8	(d)	$—		$21.1
Accrued expenses	11.6	0.2	(e)	—		11.8
Current portion of operating lease liabilities	3.2	—		—		3.2
Other current liabilities	12.8	(12.5)	(f)	—		0.3
Total current liabilities	47.9	(11.5)		—		36.4

Operating lease liabilities	3.4	—		—		3.4
Other liabilities	2.8	—		—		2.8
Liabilities subject to compromise	488.8	(488.8)	(g)	—		—
Total liabilities	542.9	(500.3)		—		42.6

Stockholders’
Common stock - Predecessor	36.4	(36.4)	(h)	—		—
Additional paid-in capital - Predecessor	4,392.9	(4,392.9)	(h)	—		—
Common stock - Successor	—	0.1	(i)	—		0.1
Additional paid-in capital - Successor	—	279.5	(i)	—		279.5
Accumulated deficit	(4,530.1)	4,601.9	(j)	(71.8)	(p)	—
Total stockholders’ (deficit) equity	(100.8)	452.2		(71.8)		279.6
Total liabilities and stockholders’ (deficit) equity	$442.1	$(48.1)		$(71.8)		$322.2

Reorganization Adjustments

a)

Reflects the net cash activities that occurred on the Effective Date. Of the $9.1 million transferred from cash and cash equivalents to escrow account recorded to prepaid expenses and other current assets, $3.8 million was related to success fees recognized upon emergence. Of the $4.9 million payment of professional and success fees, $1.9 million was related to success fees paid and recognized upon emergence.

November 19,
(In millions)	2020
Transfer of payment for professional fees and success fees to escrow account recorded in prepaid expenses and other current assets	$(9.1)
Payment of professional and success fees	(4.9)
Payment to secured debtholders	(30.7)
Payment of Covia settlement	(12.5)
Payment of emergence date bonus	(1.0)
Payment of debt issuance costs related to Successor Revolving Credit Facility	(0.2)
Change in cash and cash equivalents	$(58.4)

b)	Reflects adjustment to prepaid expenses and other current assets for the following activities.

November 19,
(In millions)	2020
Transfer of payment for professional fees and success fees from cash and cash equivalent	$9.1
Payment of emergence date bonus	1.0
Change in prepaid expenses and other current assets	$10.1

c)	Reflects an adjustment to debt issuance costs related to the Successor Revolving Credit Facility of $0.2 million.
d)	Reflects an adjustment to accounts payable related to success fees of $3.8 million recognized upon emergence offset by a $3.0 million payment for previously accrued professional fees.
e)	Reflects an adjustment to accrued expenses related to taxes withheld from holders of Predecessor stock-based compensation upon acceleration and immediate vesting.
f)	Reflects a $12.5 million adjustment to other current liabilities related to payment of Covia settlement amount.

g)

On the Effective Date, we settled liabilities subject to compromise per the Plan. The adjustment reflects the removal of the balance from liabilities subject to compromise and the pre-tax gain on the settlement of liabilities subject to compromise as follows.

November 19,
(In millions)	2020
2022 Senior Notes	$379.0
Term Loan	67.6
Supply commitment charges	42.2
Total liabilities subject to compromise	488.8

Issuance of New Common Stock to holders of 2022 Senior Notes	(202.0)
Issuance of New Common Stock to Term Loan lenders	(36.1)
Issuance of New Common Stock to unsecured claimholders	(2.2)
Payment to holders of 2022 Senior Notes	(26.0)
Payment to Term Loan lenders	(4.7)
Pre-tax gain on settlement of liabilities subject to compromise	$217.8

h)

Reflects the cancellation of the Predecessor's common stock and the Predecessor's additional paid-in capital, which includes the acceleration of the Predecessor’s stock-based compensation of $15.1 million.

i)	The following reconciles reorganization adjustments made to the Successor common stock and Successor additional paid-in capital:

November 19,
(In millions)	2020
Fair value of New Common Stock issued to holders of the 2022 Senior Notes claims	$202.0
Fair value of New Common Stock issued to holders of the Term Loan claims	36.1
Fair value of New Common Stock issued to holders of the unsecured claims	2.2
Fair value of New Common Stock issued to holders of legacy equity interests	24.9
Fair value of warrants issued to legacy equity interests	14.4
Total Successor common stock and additional paid-in capital	279.6
Less: Successor common stock	(0.1)
Successor additional paid-in capital	$279.5

j)	Reflects the cumulative net impact of the following transactions on Predecessor accumulated deficit:

November 19,
(In millions)	2020
Pre-tax gain on settlement of liabilities subject to compromise as calculated in note f)	$217.8
Acceleration of Predecessor stock-based compensation	(15.3)
Cancellation of Predecessor common stock and additional paid-in capital	4,444.4
Success fees recognized on the Effective Date	(5.7)
Issuance of Successor common stock to legacy equity interests	(24.9)
Issuance of warrants to legacy equity interests	(14.4)
Change in accumulated deficit	$4,601.9

Fresh Start Adjustments

k)	Reflects the fair value adjustment to parts inventory.
l)	Reflects the write-off of prepaid premiums of $5.3 million in connection with the Predecessor’s directors & officers insurance.
m)	Reflects the fair value adjustments to property, plant, and equipment, as well as the elimination of the historical accumulated depreciation.
n)	Reflects the fair value adjustment to intangible assets, net.
o)	Reflects the write-off of debt issuance costs of $0.2 million related to the Successor Revolving Credit Facility.
p)	Reflects the cumulative effect on accumulated deficit of the fresh start accounting adjustments discussed above.

Reorganization Items

Reorganization items represent (i) expenses incurred associated with the Chapter 11 restructuring subsequent to the Petition Date, (ii) gains or losses from liabilities settled, and (iii) fresh start accounting adjustments, recorded in reorganization items in our consolidated statements of operations. Professional service provider charges associated with our restructuring that were incurred before the Petition Date are recorded in selling, general and administrative in our consolidated statements of operations.

	Successor	Predecessor
	Period from	Period from
	November 20,	January 1,
	through	through
	December 31,	November 19,
(In millions)	2020	2020
Pre-tax gain on settlement of liabilities subject to compromise	$—	$217.8
Fresh start accounting adjustments	—	(71.8)
Professional service provider fees and other expenses	(1.9)	(9.5)
Success fees for professional service providers	—	(5.7)
Derecognition of unamortized debt discounts and issuance costs	—	(2.5)
Terminated executory contracts	—	(9.7)
Acceleration of Predecessor stock-based compensation expense	—	(15.3)
Other Costs	(0.2)	—
(Loss)/gain on reorganization items, net	$(2.1)	$103.3

Contractual interest expense of $4.4 million from the Petition Date through the Effective Date, associated with our outstanding term loan and senior notes, was not accrued or recorded in the Predecessor consolidated statement of operations as interest expense.

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fresh Start Accounting

Upon emergence from bankruptcy the Company adopted fresh start accounting. Refer to Note 3 – Fresh Start Accounting for further details.

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

Inventories

Inventories primarily consist of maintenance parts that are used to service our hydraulic fracturing equipment but will also include proppants and chemicals that are used to provide hydraulic fracturing services. Inventory held as of our emergence date was remeasured to fair value. Subsequent to our emergence, inventories are stated at the lower of cost or net realizable value. The cost basis of our inventories is based on the average cost method and includes in-bound freight costs.

As necessary, we record an adjustment to decrease the value of slow moving and obsolete inventory to its net realizable value. To determine the adjustment amount, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments.

Restricted Cash

The Company had $12.7 million and zero restricted cash at December 31, 2020 and 2019, respectively. At December 31, 2020 the company’s restricted cash included unsettled escrow fees related to our bankruptcy emergence and cash used as collateral for other banking products.

Property, Plant, and Equipment

Property, plant, and equipment held as of our emergence date was remeasured to fair value and depreciated over the estimated remaining useful lives of individual assets.

Property, plant, and equipment purchased subsequent to our emergence date is stated at cost less accumulated depreciation, which is generally provided by using the straight-line method over the estimated useful lives of the individual assets. We manufacture and refurbish equipment used in our hydraulic fracturing operations and the cost of this equipment, which includes direct and indirect manufacturing costs, is capitalized and carried as construction-in-progress until it is completed. Expenditures for renewals and betterments that extend the lives of our service equipment, which includes the replacement of significant components of service equipment, are capitalized and depreciated. Other repairs and maintenance costs are expensed as incurred.

We capitalize qualifying costs related to the acquisition or development of internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges between three and five years. The unamortized balance of capitalized software costs at December 31, 2020 and 2019, was $0.2 million and $0.4 million, respectively. Amortization of computer software was $0.3 million for January 1 through November 19, 2020 (Predecessor), zero for November 20 through December 31, 2020 (Successor), and $3.4 million and $4.2 million in 2019 and 2018, respectively.

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

We provide residual value guarantees for our leases of light-duty vehicles and certain service equipment. No amounts related to these residual value guarantees have been deemed probable and included in the lease liabilities on our consolidated balance sheet; however, if the value for all of the vehicles was zero and if we cancelled these leases at December 31, 2020, we would be required to pay a total of $5.6 million in residual value guarantees.

Intangible Assets

We have historically acquired indefinite-lived intangible assets related to business acquisitions. Intangible assets with indefinite lives are not amortized. The amount of indefinite-lived intangible assets recorded in our consolidated balance sheets for December 31, 2020, was $7.4 million, of which 6.0 million related to our tradename and $1.4 million related to our developed technology. At December 31, 2019, the amount of indefinite-lived intangible assets recorded in our consolidated balance sheets was $29.5 million which related to our tradename. On November 19, 2020, upon emergence from Chapter 11 bankruptcy our intangible assets were identified and valued at fair value and a finite life was assigned to our developed technology. We amortize this intangible asset with a finite life on a straight-line basis over a period of three years which the asset is expected to contribute to our future cash flows.

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

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Revenue Recognition

The Company contracts with its customers to perform hydraulic fracturing services on one or more oil or natural gas wells. Under these arrangements, we satisfy our performance obligations as services are rendered, which is generally upon the completion of a fracturing stage. We typically complete one or more stages per day. A stage is considered complete when we have met the specifications set forth by the customer, at which time we have the right to invoice the customer and the customer is obligated to pay us for the services rendered. The price for our services typically includes an equipment charge and product charges for proppant, chemicals and other products consumed during the course of providing our services. Payment terms average approximately two months from the date a stage or well is completed. All consideration owed to us for services performed during a period is fixed and our right to receive it is unconditional.

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

To comply with the FASB disclosure objective, we are required to disaggregate our revenue into categories if it will provide an enhanced understanding of how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. To evaluate an appropriate level of disaggregation of revenue, we considered the following aspects of our business:

●	We provide a single service to our customers.
●	We only generate revenue in the U.S. onshore market.
●	We have a homogeneous customer base, which is comprised of large oil and gas exploration companies.
●	We provide our service over a short period of time.
●	We do not disaggregate our revenue into categories for any external communications or to make resource allocation decisions.
●	We do not have separate operating segments.

Based on the above factors, we concluded that no additional disaggregation of revenue was necessary or meaningful to help depict the nature, amount, timing and uncertainty of our revenues and cash flows.

Unconditional Purchase Obligations

We have historically entered into supply arrangements, primarily for sand, with our vendors that contain unconditional purchase obligations. These represent obligations to transfer funds in the future for fixed or minimum quantities of goods at fixed or minimum prices. We enter into these unconditional purchase obligation arrangements in the normal course of business to ensure that adequate levels of sourced product are available to us. We currently do not have any such supply agreements. To account for these arrangements, we must monitor whether we may be required to make a minimum payment to a vendor in a future period because our projected inventory purchases may not satisfy our minimum commitments.

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

(In millions)	Total	Level 1	Level 2	Level 3
December 31, 2020 (Successor)
Money market funds	$59.6	$59.6	$—	$—
December 31, 2019 (Predecessor)
Money market funds	$193.6	$193.6	$—	$—

Reclassifications

All inventory write-downs have been reclassified from costs of revenue to impairments and other charges on the statements of operations to conform to current year presentation. This reclassification had no effect on operating income (loss) or net income (loss) as previously reported.

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

	Successor	Predecessor
	December 31,	December 31,
(In millions)	2020	2019
Cash and cash equivalents	$94.0	$223.0
Restricted cash included in prepaid expenses and other current assets	12.7	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$106.7	$223.0

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

NOTE 5 — SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts Receivable

The following table summarizes our accounts receivable balance:

	Successor	Predecessor
	December 31,	December 31,
(In millions)	2020	2019
Trade accounts receivable	$30.6	$80.3
Allowance for doubtful accounts	(3.7)	(3.3)
Accounts receivable, net	$26.9	$77.0

The change in allowance for doubtful accounts is as follows:

	Successor	Predecessor
	Period from	Period from
	November 20,	January 1,
	through	through	Years Ended
	December 31,	November 19,	December 31,
(In millions)	2020	2020	2019	2018
Balance at beginning of period	$3.7	$3.3	$0.9	$2.1
Provision for bad debts, net included in selling, general, and administrative expense	—	0.8	2.4	—
Uncollectible receivables written off	—	(0.4)	—	(1.2)
Balance at end of period	$3.7	$3.7	$3.3	$0.9

Inventories

The following table summarizes our inventories:

	Successor	Predecessor
	December 31,	December 31,
(In millions)	2020	2019
Maintenance parts	$27.9	$43.0
Proppants and chemicals	1.0	2.3
Other	0.1	0.2
Total inventories	$29.0	$45.5

Prepaid Expenses and Other Current Assets

The following table summarizes our prepaid expenses and other current assets:

	Successor	Predecessor
	December 31,	December 31,
(In millions)	2020	2019
Restricted cash	$12.7	$—
Prepaid expenses	$6.7	$4.4
Other	0.1	2.6
Total prepaid expenses and other current assets	$19.5	$7.0

Property, Plant, and Equipment, net

The following table summarizes our property, plant, and equipment:

	Successor	Predecessor	Estimated
	December 31,	December 31,	Useful Life
(Dollars in millions)	2020	2019	(in years)
Service equipment	$92.1	$797.2	2.5 – 10
Buildings and improvements	21.6	63.3	15 – 39
Office, software, and other equipment	0.5	44.4	3 – 7
Vehicles and transportation equipment	0.3	6.5	5 – 20
Land	8.4	7.0	N/A
Construction-in-process and other	14.1	20.1	N/A
Total property, plant, and equipment	137.0	938.5
Accumulated depreciation and amortization	(4.7)	(711.5)
Total property, plant, and equipment, net	$132.3	$227.0

Depreciation expense was $68.5 million for January 1 through November 19, 2020 (Predecessor), $4.7 million for November 20 through December 31, 2020 (Successor), and $90.0 million and $84.7 million in 2019 and 2018, respectively.

Accrued Expenses

The following table summarizes our accrued expenses:

	Successor	Predecessor
	December 31,	December 31,
(In millions)	2020	2019
Sales, use, and property taxes	$4.8	$7.1
Employee compensation and benefits	5.6	8.0
Interest	—	4.1
Insurance	2.0	3.1
Other	0.1	0.6
Total accrued expenses	$12.5	$22.9

Other Current Liabilities

The following table summarizes our other current liabilities:

	Successor	Predecessor
	December 31,	December 31,
(In millions)	2020	2019
Accrued supply commitment charges	$—	$11.3
Other	0.3	0.3
Total other current liabilities	$0.3	$11.6

Other Liabilities

The following table summarizes our other liabilities:

	Successor	Predecessor
	December 31,	December 31,
(In millions)	2020	2019
Accrued supply commitment charges	$—	$44.0
Other	2.4	1.6
Total other liabilities	$2.4	$45.6

NOTE 6 — INDEBTEDNESS AND BORROWING FACILITY

The following table summarizes our long-term debt:

	Successor	Predecessor
	December 31,	December 31,
(In millions)	2020	2019
Term loan due April 2021	$—	$90.0
Senior notes due May 2022	—	369.9
Total principal amount	—	459.9
Less unamortized discount and debt issuance costs	—	(3.0)
Total long-term debt	$—	$456.9
Estimated fair value of long-term debt	$—	$317.2

Estimated fair values for our term loan and senior notes were determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the FASB’s fair value hierarchy.

Successor Revolving Credit Facility

On November 19, 2020, The Successor Company entered into a $40 million revolving credit facility, with an initial maturity date of November 19, 2023, with Wells Fargo, N.A.

LIBOR borrowings under the credit facility bear interest at the greater of LIBOR or 0.75% plus a margin of 2.25% to 2.50% per annum, depending on facility utilization. Base rate loans are also available at our option. The credit facility includes a $15 million sub-limit for outstanding letters of credit which would reduce the amount available under the facility. We also pay a commitment fee on the unused amount of the facility of 0.375% per annum, depending on facility utilization.

The obligations under the credit facility are secured by substantially all of our assets, including our working capital and equipment.

The maximum availability of credit under the credit facility is limited at any time to the lesser of $40 million or a borrowing base. The borrowing base is based on percentages of eligible accounts receivable and is subject to certain reserves. In an event of default or if the amount available under the credit facility is less than either 12.5% of our maximum availability or $5.0 million, we will be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. If at any time borrowings and letters of credit issued under the credit facility exceed the borrowing base, we will be required to repay an amount equal to such excess.

The credit facility contains covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase or pay dividends on our common stock, sell substantially all of our assets, make certain investments, or enter into certain other transactions. We were in compliance with all of the covenants in the credit facility at December 31, 2020.

As of December 31, 2020, the borrowing base was $17.2 million and therefore our maximum availability under the credit facility was $17.2 million. As of December 31, 2020, there were no borrowings outstanding under the credit facility, and letters of credit totaling $4.0 million were issued, resulting in $13.2 million of availability under the credit facility.

Predecessor 2021 Term Loan

On April 16, 2014, the Predecessor Company entered into a $550 million term loan, which matures on April 16, 2021 (“Term Loan”), with a group of lenders with Wells Fargo Bank, N.A., as administrative agent. The Term Loan bears interest at a three-month London Interbank Offered Rate (“LIBOR”) plus a margin of 4.75% per annum, with a 1.00% LIBOR floor. Interest is payable on interest rate reset dates, which is generally monthly.

The Term Loan was issued at a discount of $2.7 million for aggregate consideration of $547.3 million and resulted in net proceeds to the Company of $540.0 million after debt issuance costs of $7.3 million.

In 2020, the Predecessor Company repaid $22.6 million of aggregate principal amount of Term Loan. We recognized a gain on debt extinguishment of $2.0 million. In 2019, we repaid $31.0 million of aggregate principal amount of Term Loan. We recognized a loss on debt extinguishment of $0.2 million.

On November 19, 2020, upon emergence from Chapter 11 bankruptcy, the 2021 Term Loan was cancelled as part of the Plan.

We were in compliance with all of the covenants in the Term Loan for all periods that the loan was outstanding until we filed for bankruptcy on September 22, 2020.

Predecessor 2022 Senior Notes

On April 16, 2014, the Predecessor Company completed an offering of $500 million of 6.25% senior secured notes due May 1, 2022, in a private offering to qualified institutional buyers (“2022 Senior Notes”). The credit facility was amended semiannually, in arrears, on May 1 and November 1. The Company received net proceeds of $489.7 million after debt issuance costs of $10.3 million, which resulted in an effective interest rate of 6.58% for these notes.

In 2020 and 2019, the Predecessor Company repurchased zero and $17.0 million, respectively, of aggregate principal amount of 2022 Senior Notes in the qualified institutional market. In 2019, the Predecessor Company recognized a gain on debt extinguishment of $1.4 million. In 2018, we repurchased $22.1 million of aggregate principal amount of 2022 Senior Notes in the qualified institutional market. We recognized a gain on debt extinguishment of $1.2 million.

On November 19, 2020, upon emergence from Chapter 11 bankruptcy, the 2022 Senior Notes were cancelled as part of the Plan.

We were in compliance with all of the covenants in the indenture governing our 2022 Senior Notes for all periods that these notes were outstanding, until be filed for bankruptcy on September 22, 2020.

Predecessor 2020 Senior Floating Rate Notes

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

Predecessor Revolving Credit Facility

On February 22, 2018, we entered into a $250 million revolving credit facility, with an initial maturity date of February 22, 2023, with a group of lenders with Wells Fargo, N.A., as administrative agent.

As part of the Chapter 11 filing our revolving credit facility was terminated in the third quarter of 2020. Prior to its termination, the maximum availability of credit under our revolving credit facility was limited at any time to the lesser of $100 million or a borrowing base. The credit facility was amended in August 2020, which among other things, reduced the maximum availability under the credit facility from $250 million to $100 million. The borrowing base was based on percentages of eligible accounts receivable and was subject to certain reserves. If at any time borrowings and letters of credit issued under the credit facility exceeded the borrowing base, we would be required to repay an amount equal to such excess. During 2020, the Predecessor Company had no borrowings drawn under the credit facility, and certain letters of credit were issued. At September 30, 2020, we had replaced these letters of credit with cash collateralized letters of credit.

NOTE 7 — LEASES

We had no material amount of finance leases or subleases at December 31, 2020. The following table summarizes the components of our lease costs.

	Successor	Predecessor
	Period from	Period from
	November 20,	January 1,
	through	through	Years Ended
	December 31,	November 19,	December 31,
(In millions)	2020	2020	2019
Operating lease cost	$0.3	$12.7	$21.1
Short-term lease cost	0.4	4.7	5.8
Total lease cost	$0.7	$17.4	$26.9

Short-term lease costs represent costs related to leases with terms of one year or less. We elected the practical expedient to not recognize lease assets and liabilities for these leases. We had no material variable lease costs in 2020 or 2019. Total rental expense under previous lease accounting guidance was $49.9 million in 2018. The following table includes other supplemental information for our operating leases.

	Successor	Predecessor
	Period from	Period from
	November 20,	January 1,
	through	through	Year Ended
	December 31,	November 19,	December 31,
(Dollars in millions)	2020	2020	2019
Cash paid for amounts included in the measurement of our lease liabilities	$0.3	$12.9	21.3
Right-of-use assets obtained in exchange for lease liabilities	$0.1	$0.6	11
Right-of-use assets recognized upon adoption of the leasing standard	$—	$—	37.8
Weighted-average remaining lease term	2.9 years	2.9 years	2.3 years
Weighted-average discount rate	4.9%	4.9%	5.0%

The following table summarizes the maturity of our operating leases as of December 31, 2020.

Successor
December 31,
(In millions)	2020
2021	$3.2
2022	1.3
2023	1.2
2024	1.1
2025	—
2026 and thereafter	—
Total lease payments	6.8
Less imputed interest	(0.5)
Total lease liabilities	$6.3

NOTE 8 — STOCKHOLDERS’ EQUITY (DEFICIT)

Common and Preferred Stock

On November 19, 2020, upon emergence from Chapter 11 bankruptcy, all existing shares of Predecessor common stock were cancelled, and the Successor Company issued approximately 13.7 million shares of Class A common stock and 0.3 million shares of Class B common stock.

On November 19, 2020, upon emergence from Chapter 11 bankruptcy, the Successor Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. Pursuant to the Certificate of Incorporation, the authorized capital stock of FTSI consists of 49,000,000 shares of New Class A Common Stock and 1,000,000 shares of New Class B Common Stock and 5,000,000 shares of Preferred Stock, par value $0.01 per share (the “Preferred Stock”). The New Class B Common Stock is identical to the New Class A Common Stock, except that such New Class B Common Stock shall not be listed for trading on any national securities exchange or NASDAQ, nor shall it be listed over-the-counter. Upon the written request of a holder of New Class B Common Stock, and in compliance with the provisions of the Certification of Incorporation, the shares of New Class B Common Stock shall be exchangeable into the same number of shares of New Class A Common Stock.

Shares of Preferred Stock may be issued in one or more classes or series from time to time, with each such class or series to consist of such number of shares and to have such designations, powers, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations or restrictions thereof, if any, with respect to each such class or series as shall be stated in the resolution or resolutions providing for the issuance of such class or series adopted by the Board.

2020 Reverse Stock Split

In May 2020, the Predecessor Company’s board of directors (our “Board”) approved a reverse stock split of the Company’s issued and outstanding common stock on a one for twenty basis. The par value of the Predecessor Company’s common stock and the number of shares authorized for issuance remained unchanged as a result of the reverse stock split. All common shares and stock awards presented in the consolidated financial statements have been retrospectively adjusted for the reverse stock split. In addition, the Predecessor Company transferred the listing of the Company’s common stock from the New York Stock Exchange (the “NYSE”) to the NYSE American.

Share repurchase program

In May 2019, the Predecessor Company’s board of directors approved an authorization for a total share repurchase of up to $100 million of the Predecessor Company’s common stock to be executed through open market or private transactions. The authorization expired on May 14, 2020. In 2019 we repurchased approximately 3.0 million shares of common stock at an average price of $3.34 per share for a total of $9.9 million.

Initial Public Offering of Common Stock

The Predecessor Company completed an initial public offering (“IPO”) of 22.4 million shares of common stock at a price to the public of $18.00 per share, of which 18.1 million shares were sold by the Company and 4.3 million shares were sold by one of our stockholders, a subsidiary of Chesapeake Energy Corporation. The shares began trading on The New York Stock Exchange on February 2, 2018, under the ticker symbol “FTSI.” The Predecessor Company received net proceeds from the offering of $303.0 million, after offering costs. We used the net proceeds from the offering for general corporate purposes, primarily debt repayments. The Predecessor Company did not receive any proceeds from the offering of shares by the selling stockholder.

IPO Reverse Stock Split

In connection with the IPO, the Predecessor Company amended and restated our certificate of incorporation to effect a 69.258777:1 reverse stock split of our common stock.

Convertible Preferred Stock

In September 2012, the Predecessor Company issued and sold 350,000 shares of Series A convertible preferred stock, par value $0.01 per share (the “Preferred Stock”), to certain of our then existing common stockholders. The Preferred Stock was sold for aggregate consideration of $350 million, and resulted in net proceeds to the Predecessor Company of $349.8 million after the payment of $0.2 million in issuance costs.

Each share of Preferred Stock was convertible into 2,573 shares of our common stock, subject to adjustment upon the occurrence of specified events set forth under terms of the Preferred Stock.

The Preferred Stock was redeemable at the Predecessor Company’s option at any time after all of our debt was repaid. The redemption price per share was an amount in cash equal to the original price per share of the Preferred Stock, plus such additional amount as would give the holder an after-tax internal rate of return for investment in the Preferred Stock of 25% per annum (the “Accreted Amount”). At December 31, 2017, the Accreted Amount of the Preferred Stock was estimated to be $1,132.7 million.

The Preferred Stock was mandatorily convertible into shares of our common stock in connection with an initial public offering of our common stock if both of the following conditions were met (a “Qualified IPO”):

●	Aggregate proceeds to the Predecessor Company were at least $250 million; and
●	The split-adjusted initial offering price to the public was not less than $1.50 per share.

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

The Preferred Stock was mandatorily redeemable for cash upon a change of control, provided that all of our debt had been repaid. Each share of Preferred Stock would be redeemed for an amount in cash equal to the higher of:

●	The Accreted Amount; or
●	The original purchase price of the Preferred Stock plus an amount equal to 20% of the then outstanding equity value of the Predecessor Company divided by the number of Preferred Stock shares then outstanding.

The Preferred Stock ranked senior to our common stock with respect to dividend rights and distribution rights in the event of any liquidation, winding-up or dissolution of the Predecessor Company. The amount that each share of Preferred Stock was entitled to in liquidation is equal to the Accreted Amount.

The holders of the Preferred Stock were also common stockholders of the Predecessor Company and, prior to the completion of our initial public offering, collectively appointed 100% of our board of directors. Therefore, the Preferred Stock holders could have directed the Predecessor Company to redeem the Preferred Stock at any time after all of our debt had been repaid; however, we did not consider this to be probable for any of the periods the Preferred Stock was outstanding due to the amount of debt outstanding at that time. Therefore, we did not record any accretion of the Preferred Stock in our consolidated financial statements.

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

NOTE 9 — STOCK-BASED COMPENSATION

Predecessor 2014 Long-Term Incentive Plan

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

Predecessor 2018 Equity and Incentive Compensation Plan

Our board of directors and stockholders adopted the 2018 Equity and Incentive Compensation Plan (“2018 Plan”) to attract and retain officers, employees, directors, consultants and other key personnel and to provide those persons incentives and awards for performance. The 2018 Plan originally allocated 2.8 million shares of common stock in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, or other stock-based awards. In 2019 our board of directors and stockholders amended and restated the 2018 Plan to increase the number of shares available for issuance by 3.6 million shares. Any shares that become available as a result of forfeiture, cancelation, expiration or cash settlement of an award are allowed to be granted again at a future date under the 2018 Plan. This plan originally was set to expire on February 1, 2028, but was terminated upon emergence from bankruptcy on November 19, 2020.

RSUs are generally valued at the market price of a share of our common stock on the date of grant. Awards granted to employees generally vest over a three or four-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.

The following table summarizes the January 1 through November 19, 2020 transactions related to the RSUs granted under the Predecessor Company’s 2018 Plan.

		Weighted-
	Number	Average
	of Units	Grant-Date
	(In thousands)	Fair Value
Unvested balance at January 1, 2020	179	$209.23
Granted	—	—
Vested	(174)	209.11
Forfeited	(5)	213.74
Unvested balance at November 19, 2020	—	$—

Stock-based compensation expense for the Predecessor Company from January 1 through November 19, 2020 for these RSUs was $10.9 million and was $15.4 million in 2019. There were no shares granted in 2020. The weighted-average grant-date fair value per share of RSUs granted was $51.22 in 2019. The fair value of RSUs vested was $36.3 million and $15.8 million in 2020 and 2019, respectively. At November 19, 2020, there was zero total unrecognized compensation cost related to unvested RSUs.

The total income tax benefit (expense) for all stock-based compensation was $(0.1) million and $1.2 million in 2020 and 2019 respectively; however, such benefit (expense) was substantially offset by the valuation allowance against our deferred tax assets.

Successor 2020 Equity and Incentive Compensation Plan

As part of the Plan, the Successor Company adopted the 2020 Equity and Incentive Compensation Plan (“2020 Plan”) to attract and retain officers, employees, directors, consultants and other key personnel and to provide those persons incentives and awards for performance. The 2020 Plan originally allocated 2,160 thousand shares of common stock in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, or other stock-based awards. As of December 31, 2020, up to approximately 1,080 thousand shares were available for future grants under this plan.

Restricted Stock Units: As part of the Plan, the Successor Company issued 540 thousand shares which had a grant date fair value of $7.6 million. RSUs are valued at the market price of our common stock on the date of grant. Awards granted vest over a four-year period from the date of grant. The following table summarizes the November 20 through December 31, 2020 transactions related to the RSUs granted under the Successor Company’s 2020 Plan.

Weighted-
	Number	Average
	of Units	Grant-Date
	(In thousands)	Fair Value
Unvested balance at November 20, 2020	—	$—
Granted	540	14.11
Vested	—	—
Forfeited	—	—
Unvested balance at December 31, 2020	540	$14.11

Stock-based compensation expense for the Successor Company from November 20 through December 31, 2020 for these RSUs was $0.2 million in 2020. The weighted-average grant-date fair value per share of RSUs granted was $14.11 in 2020. The fair value of RSUs vested was zero in 2020. At December 31, 2020, there was $7.4 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.9 years.

The total income tax benefit for all stock-based compensation was $0.1 million in 2020; however, such benefit was substantially offset by the valuation allowance against our deferred tax assets.

Performance-based Restricted Stock Unit:. As part of the Plan, the Successor Company issued 270 thousand performance-based shares which had a grant date fair value of $3.0 million. Vesting of the award is dependent on the achievement of certain market cap hurdles during the performance period; 50% of the award will vest if the Company maintains a 90 trading day volume weighted average stock price that is equal to or greater than the stock price required to meet the market cap hurdle of $350 million and $500 million, respectively The following table summarizes the November 20 through December 31, 2020 transactions related to the performance-based RSUs granted under the Successor Company’s 2020 Plan.

Weighted-
	Number	Average
	of Units	Grant-Date
	(In thousands)	Fair Value
Unvested balance at November 20, 2020	—	$—
Granted	270	10.91
Vested	—	—
Forfeited	—	—
Unvested balance at December 31, 2020	270	$—

Stock-based compensation expense for the Successor Company from November 20 through December 31, 2020 for these performance-based RSUs was $0.1 million in 2020. The weighted-average grant-date fair value per share of performance-based RSUs granted was $10.91 in 2020. The fair value of RSUs vested was zero in 2020. At December

31, 2020, there was $2.9 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.9 years.

The fair value of the performance-based RSUs was determined using a Monte Carlo simulation method. Assumptions used in calculating the fair value of the performance-based RSUs granted during the year are summarized below:

2020
Performance-based
Valuation assumptions:	RSU's Granted
Expected dividend yield	0%
Expected equity volatility, including peers	59.04%
Expected term (years)	7 years
Risk-free interest rate	0.62%

Non-qualified stock options: As part of the Plan, the Successor Company issued 270 thousand stock options which had a grant date fair value of $2.1 million. Stock options granted in 2020 have a four-year vesting period. As the stock options vest, the awards can be exercised up to the expiration date of the options, which is the date of the ten year anniversary from the grant date. The following table summarizes the November 20 through December 31, 2020 transactions related to the stock options granted under the Successor Company’s 2020 Plan.

Weighted-
	Number	Average
	of Units	Grant-Date
	(In thousands)	Fair Value
Unvested balance at November 20, 2020	—	$—
Granted	270	7.85
Vested	—	—
Forfeited	—	—
Unvested balance at December 31, 2020	270	$—

Stock-based compensation expense for the Successor Company from November 20 through December 31, 2020 for these stock options was $0.1 million in 2020. The weighted-average grant-date fair value per share of performance-based RSUs granted was $7.85 in 2020. The fair value of RSUs vested was zero in 2020. At December 31, 2020, there was $2.0 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.9 years.

The fair value of the stock options is determined by applying the Black-Scholes model. Assumptions used in calculating the fair value of the stock options granted during the year are summarized below:

2020
Options
Valuation assumptions:	Granted
Expected dividend yield	0%
Expected equity volatility	60.31%
Expected term (years)	10 years
Risk-free interest rate	0.53%

NOTE 10 — RETIREMENT PLAN

We offer a 401(k) defined contribution retirement plan (“401(k) Plan”), which allows a participant to defer, by payroll deductions, from 0% to 100% of the participant’s annual compensation, limited to certain annual maximums set by the Internal Revenue Code. The 401(k) Plan has historically provided a discretionary matching contribution to each participant’s account. Company matching contributions to the 401(k) Plan are made in cash and were $2.5 million, and $4.1 million in 2019 and 2018, respectively. The Company suspended matching contributions in January 2020. As a result, there were zero company matching contributions to the 401(k) Plan in the Predecessor and Successor periods of 2020.

NOTE 11 — IMPAIRMENTS AND OTHER CHARGES

The following table summarizes our impairments and other charges:

	Successor	Predecessor
	Period from	Period from
	November 20,	January 1,
	through	through	Years Ended
	December 31,	November 19,	December 31,
(In millions)	2020	2020	2019	2018
Supply commitment charges	$—	$9.1	$58.5	$19.2
Impairment of assets	—	—	9.7	—
Inventory write-down	—	5.1	6.4	—
Transaction costs	—	18.5	—	—
Employee severance costs	—	1.0	—	—
Loss on contract termination	0.3	0.4	—	—
Total impairments and other charges	$0.3	$34.1	$74.6	$19.2

Transaction Costs

From January 1 through November 19, 2020, in preparation for, and prior to filing our Chapter 11 Cases, the Predecessor Company incurred and paid $7.0 million in legal and professional fees and $11.5 million to certain holders of our Term Loan Agreement and Secured Notes pursuant to the Restructuring Support Agreement.

Supply Commitment Charges

The Predecessor Company incurred supply commitment charges when our purchases of sand from certain suppliers are less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future losses that are considered likely are also required to be recorded in the current period.

The Predecessor Company recorded aggregate charges under these supply contracts of $9.1 million from January 1 through November 19, 2020, and $58.5 million and $19.2 million in 2019 and 2018, respectively. These charges relate to actual purchase shortfalls incurred, as well as forecasted losses expected to be incurred and settled in future periods. These purchase shortfalls are largely due to our customers choosing to procure their own sand, often from sand mines closer to their operating areas.

In May 2019, the Predecessor Company restructured and amended our largest sand supply contract to reduce the total remaining commitment through 2024 by approximately $162 million. This reduced our annual commitment from $47.9 million to $21.0 million from 2019 through 2024. Due to the terms of the amended agreement and our estimated future purchases under this contract, we determined that we would not be able to satisfy $11.0 million of the $21.0 million annual commitment with sand purchases for the last five years of the contract. Therefore, in connection with this amendment, we recorded a supply commitment charge of $55.0 million in the first quarter of 2019 to accelerate these purchase shortfalls. After recording the $55.0 million supply commitment charge in the first quarter of 2019, the amount of accrued supply commitment charges for future periods that was recognized on our consolidated balance sheet at March 31, 2019 was $66.0 million. We paid $11.0 million of this amount in the second quarter of 2019 and we expected to pay the remaining $55.0 million in annual installments of $11.0 million from January 2020 through January 2024. The remaining amount of the 2019 charges represent revised estimates of our purchase shortfalls under this contract for 2019.

The Company terminated all sand supply contracts upon emergence from bankruptcy. Any amounts due as outlined in the Plan were paid upon emergence and the Company does not expect any future commitment related to these Predecessor contracts.

Fleet Capacity Reduction

In the fourth quarter of 2019, the Predecessor Company disposed of certain idle equipment where we believed there was no expectation of future use. The equipment we selected for disposal was comprised primarily of hydraulic fracturing pumps that were substantially depreciated. Certain hydraulic fracturing components, such as engines and transmissions that we believe to have remaining useful lives, will be removed prior to disposing of the equipment and used in our maintenance and repair activities for our remaining fleets. These disposals reduced our capacity of equipment from 34 total fleets to 28 total fleets. The amount of proceeds we received from these disposals was not significant. We recorded an asset impairment of $4.2 million in the third quarter of 2019 in connection with these disposals.

Discontinued Wireline Operations

In May 2019, the Predecessor Company discontinued our wireline operations due to financial underperformance resulting from market conditions. As a result of this decision, we recorded an asset impairment of $2.8 million and an inventory write-down of $1.4 million in the first quarter of 2019 to adjust these assets to their estimated fair market values and net realizable values, respectively. We sold substantially all of these assets in 2019 and received net proceeds of approximately $3.7 million.

Other Impairments

In the second quarter of 2019, the Predecessor Company recorded $2.7 million of impairments for certain land and buildings that we no longer use. We are closely monitoring current industry conditions and future expectations. If industry conditions decline, we may be subject to impairments of long-lived assets or intangible assets in future periods.

NOTE 12 — INCOME TAXES

The following table summarizes the components of income tax expense (benefit):

	Successor	Predecessor
	Period from	Period from
	November 20,	January 1,
	through	through	Years Ended
	December 31,	November 19,	December 31,
(In millions)	2020	2020	2019	2018
Current:
Federal	$—	$—	$—	$—
State	—	0.2	0.5	2.0
Foreign	—	—	0.9	—
Total current	—	0.2	1.4	2.0
Total deferred	—	—	—	—
Income tax expense	$—	$0.2	$1.4	$2.0

Actual income tax expense (benefit) differed from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

	Successor	Predecessor
	Period from	Period from
	November 20,	January 1,
	through	through	Years Ended
	December 31,	November 19,	December 31,
(In millions)	2020	2020	2019	2018
(Loss) income before income taxes	$(13.4)	$(24.2)	$(71.5)	$260.4
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Federal income tax (benefit) expense at statutory rate	(2.8)	(5.1)	(15.0)	54.7
State income tax (benefit) expense, net of federal effect	(0.2)	(1.6)	(0.1)	5.5
Effect of changes in income apportionment amongst states	—	(3.6)	12.0	6.1
Stock-based compensation	—	7.4	2.1	0.3
Reorganization adjustments	0.3	577.1	—	—
Other items, net	0.1	1.0	1.7	(0.1)
Change in valuation allowance	2.6	(575.0)	0.7	(64.5)
Income tax expense	$0.0	$0.2	$1.4	$2.0

Effective tax rate	(0.0)%	(0.8)%	(2.0)%	0.8%

Due to the mobile nature of our operations, the apportionment of annual income that we earn in a state can change as the operations of our business adjust to market conditions. States have different income tax rates and therefore the weighted-average state tax rate that we apply to our taxable and deductible temporary differences and net operating loss carryforwards can also change over time. The resulting effects of state apportionment on our deferred tax assets and deferred tax liabilities are recognized to reflect the future impact of these changes and affects our overall effective tax rate; however, these changes are currently offset by corresponding changes in our valuation allowance.

In March 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act includes several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. The CARES Act is not expected to have a material impact on the Company’s financial results.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Successor	Predecessor
	December 31,	December 31,
(In millions)	2020	2019
Deferred tax assets:
Goodwill and intangible assets	$19.5	$257.5
Federal net operating loss carryforwards	65.6	359.3
State net operating loss carryforwards, net of federal benefit	2.6	43.9
Interest carryforward	9.6	0.1
Accrued liabilities	0.8	13.7
Operating lease liability	1.4	6.2
Stock-based compensation	0.1	2.2
Other	0.8	2.2
Gross deferred tax assets	100.4	685.1
Valuation allowance	(99.3)	(671.7)
Total deferred tax assets	1.1	13.4

Deferred tax liabilities:
Property, plant, and equipment	0.1	7.6
Operating lease right-of-use assets	1.0	5.8
Total deferred tax liabilities	1.1	13.4

Net deferred tax asset	$—	$—

Because of our valuation allowance, our net deferred tax assets are zero and no deferred tax assets or liabilities are included in the consolidated balance sheets.

At December 31, 2020, our gross federal net operating loss carryforwards were approximately $312.5 million, of which $40.1 million will expire on various dates between 2032 and 2036 with the remaining losses carried forward indefinitely. Our gross state net operating loss carryforwards were approximately $54.0 million, of which $16.4 million will expire at various dates between 2021-2040 with the remaining carried forward indefinitely

On August 22, 2020, we entered into a restructuring support agreement with certain of our note holders and lenders (collectively the “consenting creditors”). The restructuring support agreement included a cash premium payable to the consenting creditors. The cash premium was considered a significant modification of the notes and term loan for tax purposes. Under the Internal Revenue Code (IRC), the significant modification created cancellation of debt (COD) income to the Company, part of which is excluded from taxable income due to special rules under IRC Section 108. However, the excluded amount does reduce the Company’s NOL.

IRC Section 382 provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. As a result of the Section 382 “ownership change”, our pre-Chapter 11 federal NOLs were significantly reduced to approximately $312.5 million, our pre-Chapter 11 state NOLs were significantly reduced to approximately $54.0 million, and the amount of tax amortization we may deduct for federal income tax purposes was reduced to approximately $86 million. This may negatively affect our results of operations for future periods by requiring us to pay U.S. federal and state income taxes that we would not have been required to pay had the pre-Chapter 11 NOLs been available to us.

At each reporting date, we consider all available positive and negative evidence to evaluate whether our deferred tax assets are more likely than not to be realized.

The primary positive evidence we noted was:

●	Cumulative income before income taxes for the three years ended December 31, 2020, was $151.3 million.

The primary negative evidence we noted was:

●	Our loss before income taxes was $71.5 million in 2019, and $24.2 million and $13.4 million for the Predecessor and Successor periods of 2020, respectively.
●	We filed for bankruptcy in 2020.
●	The forecasts of our results and the consensus forecasts of the hydraulic fracturing industry have been historically volatile due to the up-and-down cycles experienced by the industry.
●	We do not have prudent and feasible tax-planning strategies available to us to realize deferred tax assets.

Notwithstanding the three-year cumulative income, we concluded that a full valuation allowance is still required at December 31, 2020. We based this conclusion on the positive and negative evidence discussed above.

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

At December 31, 2020 and 2019, we had no liability for uncertain tax positions. We recognize interest and penalties related to UTBs on the income tax expense line in the accompanying consolidated statement of operations.

FTS International, Inc. and its U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. We do not currently have significant operations or undistributed earnings in foreign jurisdictions. Our income tax returns are currently subject to examination in federal and state jurisdictions primarily for tax years from 2016 through 2019.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

At December 31, 2020, the Successor Company’s future minimum purchase commitments is summarized below:

(In millions)	2021	2022	2023	2024	2025	Thereafter
Other purchase obligations	0.3	0.3	0.3	0.1	—	—
Total purchase obligations	$0.3	$0.3	$0.3	$0.1	$—	$—

Litigation

In the ordinary course of business, we are subject to various legal proceedings and claims, some of which may not be covered by insurance. Some of these legal proceedings and claims are in early stages, and many of them seek an indeterminate amount of damages. We estimate and provide for potential losses that may arise out of legal proceedings and claims to the extent that such losses are probable and can be reasonably estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different from these estimates. When preparing our estimates, we consider, among other factors, the progress of each legal proceeding and claim, our experience and the experience of others in similar legal proceedings and claims, and the opinions and views of legal counsel. Legal costs related to litigation contingencies are expensed as incurred.

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

Patterson v. FTS International Manufacturing, LLC and FTS International Services, LLC: On June 24, 2015, Joshua Patterson filed a lawsuit against the Company in the 115th Judicial District Court of Upshur County, Texas, alleging, among other things, that the Company was negligent with respect to an automobile accident in 2013. Mr. Patterson sought monetary relief of more than $1 million. On July 19, 2018, a jury returned a verdict of approximately $100 million, including punitive damages, against the Company. The trial court reduced the judgment on November 12, 2018 to approximately $33 million. The Company’s insurance carriers appealed and the Twelfth Court of Appeals reversed the verdict in its entirety on August 26, 2020, remanding the case for a new trial. The Company’s insurance carriers are currently appealing one of the appellate findings with the Texas Supreme Court. No new trial date has been set. While the outcome of this case is uncertain, the Company has met its insurance deductible for this matter and we do not expect the ultimate resolution of this case to have a material adverse effect on our consolidated financial statements.

Securities Act Litigation: On February 22, 2019, Carol Glock filed a purported securities class action in the 160th Civil District Court of Dallas County, Texas (Cause No. DC-19-02668) against the Company, certain of our officers, directors and stockholders, and certain of the underwriters of our initial public offering of common stock (“IPO”). The complaint was brought on behalf of an alleged class of persons or entities who purchased our common stock in or traceable to our IPO, and purports to allege claims arising under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaint sought, among other relief, class certification, damages in an amount in excess of $1.0 million, and reasonable costs and expenses, including attorneys’ fees. After removing the case from state to federal court in the Southern District of Texas, Defendants filed a motion to dismiss based on deficiencies in the pleadings on September 18, 2020. Prior to a hearing on the motion, the parties settled the case on October 16, 2020. The settlement is on a class-wide basis, and a final hearing is set for April 2021 to conclude the case. We do not expect the ultimate resolution of this case to have a material adverse effect on our consolidated financial statements.

We believe that costs associated with other legal matters will not have a material adverse effect on our consolidated financial statements.

NOTE 14 — EARNINGS (LOSS) PER SHARE

The numerators and denominators of the basic and diluted earnings (loss) per share (“EPS”) computations for our common stock are calculated as follows:

	Successor	Predecessor
	Period from	Period from
	November 20,	January 1,
	through	through	Years Ended
	December 31,	November 19,	December 31,
(In millions, except per share amounts)	2020	2020	2019	2018
Numerator:
Net (loss) income	$(13.4)	$(24.4)	$(72.9)	$258.4
Convertible preferred stock accretion	—	—	—	—
Net reversal of convertible preferred stock accretion due to recapitalization of convertible preferred stock to common stock (3)	—	—	—	423.2
Net (loss) income attributable to common stockholders used for basic and diluted EPS computation	$(13.4)	$(24.4)	$(72.9)	$681.6

Denominator:
Weighted average shares used for basic EPS computation (1)	13,990	5,377	5,440	5,208
Effect of dilutive securities:
Restricted stock units (2)	—	—	—	—
Dilutive potential common shares	—	—	—	—
Number of shares used for diluted EPS computation (in thousands)	13,990	5,377	5,440	5,208

Basic and diluted EPS	$(0.96)	$(4.54)	$(13.40)	$130.88
(1)	The weighted average shares outstanding has been adjusted to give effect to a 69.258777 : 1 reverse stock split that occurred in February 2018 in connection with the completion of our IPO and the 20 : 1 reverse stock split in May 2020.
(2)	The dilutive effect of employee restricted stock units granted under our 2018 LTIP and 2020 LTIP was either immaterial or antidilutive for 2020, 2019 and 2018.
(3)	The accreted value of our Preferred Stock was $1,132.7 million at December 31, 2017. In connection with our IPO, the Preferred Stock was recapitalized into 39.4 million shares of common stock. These shares of common stock had a value of $709.5 million at the IPO share price of $18.00, which resulted in a net reversal of $423.2 million of convertible preferred stock accretion previously recognized.

NOTE 15 — SELECTED QUARTERLY DATA (UNAUDITED)

	Predecessor				Successor
				Period from	Period from
				October 1,	November 20,
	Three Months Ended			through	through
	March 31,	June 30,	September 30,	November 19,	December 31,
(In millions, except per share amounts)	2020	2020	2020	2020	2020

Revenue
Revenue	$150.8	$29.5	$32.1	$27.2	$22.6
Revenue from related parties	0.7	—	—	—	—
Total revenue	151.5	29.5	32.1	27.2	22.6

Operating expenses
Costs of revenue	114.6	28.9	30.7	23.0	24.1
Selling, general and administrative	17.7	13.2	11.8	5.1	4.7
Depreciation and amortization	21.4	20.2	17.8	9.1	4.8
Impairments and other charges	4.3	10.3	19.4	0.1	0.3
(Gain) loss on disposal of assets, net	(0.1)	0.2	—	—	—
Total operating expenses	157.9	72.8	79.7	37.3	33.9

Operating loss	(6.4)	(43.3)	(47.6)	(10.1)	(11.3)

Interest expense, net	(7.3)	(7.4)	(7.4)	—	—
Gain on extinguishment of debt, net	2.0	—	—	—	—
Equity in net loss of joint venture affiliate	—	—	—	—	—
Gain on sale of equity interest in joint venture affiliate	—	—	—	—	—
Reorganization items, net	—	—	(13.7)	117.0	(2.1)

Loss before income taxes	(11.7)	(50.7)	(68.7)	106.9	(13.4)
Income tax benefit	—	—	—	0.2	—

Net loss	$(11.7)	$(50.7)	$(68.7)	$106.7	$(13.4)

Basic and diluted loss per share	$(2.18)	$(9.43)	$(12.77)	$19.83	$(0.96)
Shares used in computing basic and diluted loss per share (in thousands)	5,367	5,379	5,381	5,382	13,990

	Predecessor
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
(In millions, except per share amounts)	2019	2019	2019	2019

Revenue
Revenue	$221.6	$225.8	$186.0	$142.3
Revenue from related parties	0.9	—	—	—
Total revenue	222.5	225.8	186.0	142.3

Operating expenses
Costs of revenue	162.1	164.8	145.5	101.5
Selling, general and administrative	23.6	21.7	21.1	22.7
Depreciation and amortization	22.4	22.8	22.7	22.1
Impairments and other charges (1)	61.8	3.9	6.8	2.1
Loss (gain) on disposal of assets, net	0.3	(1.2)	(0.1)	(0.4)
Total operating expenses	270.2	212.0	196.0	148.0

Operating (loss) income	(47.7)	13.8	(10.0)	(5.7)

Interest expense, net	(8.2)	(7.7)	(7.6)	(7.2)
Gain (loss) on extinguishment of debt, net	0.5	(0.1)	0.8	—
Equity in net income of joint venture affiliate	0.6	—	—	—
Gain on sale of equity interest in joint venture affiliate	—	—	7.0	—

(Loss) income before income taxes	(54.8)	6.0	(9.8)	(12.9)
Income tax expense	0.2	0.1	1.0	0.1

Net (loss) income	$(55.0)	$5.9	$(10.8)	$(13.0)

Net (loss) income attributable to common stockholders	$(55.0)	$5.9	$(10.8)	$(13.0)

Basic and diluted (loss) earnings per share attributable to common stockholders	$(10.03)	$1.08	$(1.99)	$(2.42)
Shares used in computing basic and diluted (loss) earnings per share (in thousands)	5,483	5,484	5,430	5,365
(1)	We recorded a supply commitment charge of $55.0 million in the first quarter of 2019 for expected losses from unconditional purchase obligations. See Note 11 — “Impairments and Other Charges” for more information.