Form 10-K/A
period 2020-12-31
FTS International, Inc.
filed 2021-04-30
CIK 1529463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of June 30, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10.8 million, based on the closing price of the registrant’s common stock on that date. As of April 1, 2021, the registrant had 13,677,664 shares of Class A common stock, par value $0.01 per share, and 312,306 shares of Class B common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

FTS International, Inc. (“FTSI,” the “Company,” “we” or “us”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (“SEC”) on March 5, 2021 (the “Original Form 10-K”).

We are filing this Amendment to file the information required by Items 10 through 14 of Part III of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits to this Amendment under Item 15 of Part IV. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Amendment also amends the cover page to update the number of shares of our Class A and Class B common stock outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.

Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date on which it was filed, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the date on which it was filed. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

In this Amendment, we provide our website address, www.ftsi.com, to disclose that certain information is available on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Amendment, and references to our website address in this Amendment are inactive textual references only.

FTS INTERNATIONAL, INC.

Form 10-K/A

Year Ended December 31, 2020

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table presents information about our directors and executive officers. The current members of our board of directors were appointed on November 19, 2020 (the “Effective Date”) pursuant to the Joint Prepackaged Chapter 11 Plan of Reorganization of FTS International, Inc. and its Debtor Affiliates (as amended, modified or supplemented, the “Plan”) to serve until our 2021 annual meeting of stockholders or such director’s earlier death, resignation or removal. Ages are as of April 30, 2021.

Name	Position(s)	Age
Eugene Davis	Director	66
Michael J. Doss	Chief Executive Officer and Director	48
Derek Gipson	Director	40
Robert Kelly Owen	Director	57
Christopher Sayer	Director	36
Buddy Petersen	Chief Operating Officer	55
Lance Turner	Chief Financial Officer and Treasurer	41
Karen D. Thornton	Chief Administrative Officer	51
Jennifer L. Keefe	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary	48

Biographical Information

Eugene Davis has served as a member of our board of directors since the Effective Date. Since 1999, Mr. Davis has served as the Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting, hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. From 1990 to 1997, Mr. Davis served as the President, Vice Chairman and a director of Emerson Radio Corporation, a consumer electronics company. From 1996 to 1997, he was the Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc., a direct-mail marketer of sports equipment. Mr. Davis currently serves as a director of Hycroft Mining Corporation, where he is Chairman of the nominating and governance committee and a member of the audit committee, and as a director of GTT Communications, Inc. During the past five years, Mr. Davis has served a director of the following public or formerly public companies: Montage Resources Corp., Seadrill Limited, VICI Properties Inc., Verso Corporation, ALST Casino Holdco, LLC, Atlas Air Worldwide Holdings, Inc., Atlas Iron Limited, The Cash Store Financial Services, Inc., Dex One Corp., Genco Shipping & Trading Limited, Global Power Equipment Group, Inc., Goodrich Petroleum Corp., Great Elm Capital Corp., GSI Group, Inc., Hercules Offshore, Inc., HRG Group, Inc., Knology, Inc., SeraCare Life Sciences, Inc., Spansion, Inc., Spectrum Brands Holdings, Inc., Titan Energy LLC, Trump Entertainment Resorts, Inc., U.S. Concrete, Inc. and WMIH Corp. We believe that Mr. Davis’s extensive financial, turnaround management and public company board of directors expertise makes him a valuable member of our board of directors.

Michael J. Doss has served as a member of our board of directors since 2018. Since 2015, Mr. Doss has served as our Chief Executive Officer, having served as our Senior Vice President–Finance and Treasurer and our Chief Financial Officer in 2014. From 2008 to 2014, Mr. Doss served as Vice President of Finance of Energy Transfer Partners, L.P., a master limited partnership that owns and operates a portfolio of energy assets in the United States and then as Vice President of Strategic Planning for its affiliate Energy Transfer Equity, L.P. Prior to joining Energy Transfer Partners, he was a Senior Credit Officer at Moody’s Investors Service, a provider of credit ratings, research and risk analysis, covering a diverse portfolio of oil and natural gas issuers. Prior to that, Mr. Doss spent more than seven years of his career in public accounting at Ernst & Young LLP, serving clients in the oil and natural gas industry. Mr. Doss earned a Bachelor of Business Administration and a Master of Professional Accounting from the University of Texas at Austin and a Master of Business Administration from Columbia Business School. We believe that Mr. Doss’s extensive knowledge of our company and his financial and industry expertise make him a valuable member of our board of directors.

Derek Gipson has served as a member of our board of directors since the Effective Date. Since 2015, Mr. Gipson has served as a co-founder, Chief Financial Officer and director of Intensity Midstream LLC, and since January 2021 he has served as President. At Intensity Midstream, he has responsibility for all financial, accounting, tax, business development, corporate development, information technology and hydrocarbon marketing matters. From 2008 to 2015, Mr. Gipson served in various positions of increasing responsibility in the investor relations, business development and corporate development functions at Hiland Partners, LP, including as Chief Financial Officer, Executive Vice President–Finance, Secretary and a director of the general partner from 2011 to 2015. Prior to joining Hiland, Mr. Gipson was a member of Wachovia Securities’ Energy & Power Investment Banking Group and a member of A.G. Edwards & Sons, Inc.’s Energy Investment Banking Group. Prior to that, Mr. Gipson worked in the audit and assurance group at Deloitte & Touche LLP. Mr. Gipson earned a Bachelor of Business Administration in Finance from the University of Notre Dame. We believe that Mr. Gipson’s extensive financial and industry expertise makes him a valuable member of our board of directors.

Robert Kelly Owen has served as a member of our board of directors since the Effective Date. Since 2015, Mr. Owen has served as the Chief Executive Officer of DoubleBarrel Downhole Technologies LLC, a supplier of rotary steerable systems for operators and directional drilling companies across the United States. Prior to joining DoubleBarrel, Mr. Owen spent nine years leading two key operational divisions at Mohawk Industries in its Dal-Tile flooring business. Prior to that, Mr. Owen spent nineteen years with the Goodyear Tire and Rubber Company, leading manufacturing facilities in both North and South America. Mr. Owen earned a Bachelor of Science in Electrical Engineering from Oklahoma State University and a Master of Business Administration from Oklahoma City University. We believe that Mr. Owen’s extensive financial and industry expertise makes him a valuable member of our board of directors.

Christopher Sayer has served as a member of our board of directors since the Effective Date. Since 2013, Mr. Sayer has worked at Glendon Capital Management, L.P., an investment management firm, where he has been a partner since 2018. Prior to joining Glendon, Mr. Sayer was at Barclays Asset Management Group, where he last served as a Vice President with responsibility for sourcing, analyzing and realizing distressed opportunities. Mr. Sayer earned a Bachelor of Science from the Marshall School of Business at the University of Southern California. We believe that Mr. Sayer’s extensive financial and investment management expertise makes him a valuable member of our board of directors.

Buddy Petersen has served as our Chief Operating Officer since 2015, having previously served as our Senior Vice President, Continuous Improvement and our Senior Vice President of Operations and Wireline in 2015. From 2014 to 2015, Mr. Petersen served as Chief Operating Officer of GoFrac LLC, an oil and natural gas stimulation company. Prior to joining GoFrac, he served as Vice President of Sales of Frac-Chem Inc., an oilfield chemical manufacturer and supplier and an affiliate of Koch Industries. Prior to that, Mr. Petersen served as President and Chief Operating Officer of Compass Well Services LLC, a hydraulic fracturing and cementing services company, and as Chief Operating Officer of Allied Cementing Co., a company providing cementing and acidizing services to the oil and natural gas industry. Mr. Petersen earned a Bachelor of Science in Civil Engineering from New Mexico State University.

Lance Turner has served as our Chief Financial Officer and Treasurer since 2015, having previously served as our Vice President of Finance in 2015 and our Director of Finance in 2014. Prior to joining us, Mr. Turner spent approximately 11 years with Ernst & Young LLP, with the majority of that time in its transaction services group coordinating and advising clients on buy side and sell side transactions in various industries. He earned a Bachelor of Business Administration and a Master of Professional Accounting from the University of Texas at Austin and is a Certified Public Accountant in the state of Texas.

Karen D. Thornton has served as our Chief Administrative Officer since 2017, having previously served as our Vice President of Human Resources from 2014 to 2017. From 2013 to 2014, Ms. Thornton was an independent consultant at Alkat Consulting and served as the Strategic Human Capital Management Lead focusing on human resources and payroll application implementations for Darling Ingredients Inc., a company providing a global growth platform for the development and production of sustainable natural ingredients. Prior to Alkat Consulting, Ms. Thornton served in various leadership positions, including the Vice President, Human Resources & Management Services for the EmCare division of Emergency Medical Services Corporation. Ms. Thornton earned a Bachelor of Science in Industrial Management from Purdue University and a Master of Business Administration from The University of Texas at Austin’s Red McCombs School of Business.

Jennifer L. Keefe has served as our Senior Vice President, General Counsel and Chief Compliance Officer since 2017 and as our Secretary since February 2019, having previously served as our Deputy General Counsel managing our Commercial Litigation, Employment Compliance and Risk Departments from 2014 to 2017. Prior to joining us, she was a partner in the Dallas, Texas office of the international law firm of Squire Patton Boggs, where she joined in February 1997. Ms. Keefe earned a Bachelor of Arts in Political Science and Spanish from Vanderbilt University and a Juris Doctor from Southern Methodist University Dedman School of Law. She is licensed to practice law in the state of Texas.

Relationships

The current members of our board of directors were appointed pursuant to the Plan. Pursuant to the terms of the Plan and the Third Amended and Restated Restructuring Support Agreement, dated as of August 22, 2020, by and among the Company and the other parties thereto (the “RSA”), our board of directors consists of (i) our Chief Executive Officer; (ii) three directors selected by the Required Consenting Noteholders (as defined in the RSA); and (iii) one director selected by the Required Consenting Term Loan Lenders (as defined in the RSA). In accordance with the terms of the Plan, the Required Consenting Noteholders have selected Eugene Davis, Robert Kelly Owen and Christopher Sayer to serve as directors, and the Required Consenting Term Loan Lenders have selected Derek Gipson to serve as a director.

Other than as set forth in the Plan, there are no arrangements or understandings between any of our directors and any other persons pursuant to which such director was selected as a director. There are no arrangements or understandings between any of our executive officers and any other persons pursuant to which such executive officer was selected as an executive officer.

There are no family relationships between any director or executive officer.

Legal Proceedings

There have been no proceedings requiring disclosure under Item 401 (f) of Regulation S-K under the Securities Act during the past ten years that are material to an evaluation of the ability or integrity of our directors or executive officers, except that, as disclosed, we filed petitions for voluntary relief under Chapter 11 of the Bankruptcy Code in September 2020.

Code of Business Conduct and Ethics

Our board of directors has adopted an amended and restated code of business conduct and ethics that is applicable to all of our employees, officers, and directors, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of business conduct and ethics is available on the Investor Relations section of our website at www.ftsi.com. Any waiver of this code of business conduct and ethics for any executive officer or director may be made only by our board of directors or a committee of the board of directors. We intend to post information regarding any amendment to, or waiver from, our code of business conduct and ethics on the Investor Relations section of our website at www.ftsi.com.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines that address, among other topics, director qualification standards, director independence, director orientation and continued education, board of directors meetings, non-management director executive sessions, director compensation and performance, procedures for related party transactions and management succession. The corporate governance guidelines are available on the Investor Relations section of our website at www.ftsi.com.

Board Committees

Our board of directors has established an audit committee, a compensation committee and nominating, corporate governance and strategy committee, and may establish such other committees as it shall determine from time to time. Each of the standing committees of the board of directors has the responsibilities described below. Members will serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our audit committee consists of Derek Gipson (chair) and Robert Kelly Owen. Our board of directors has determined that each member of the audit committee is “independent” under NYSE American rules and Rule 10A-3 under the Exchange Act. Each of member of the audit committee is financially sophisticated within the requirements of the NYSE American rules, and our board of directors has determined that each of member of the audit committee qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Securities Act. The “audit committee financial expert” designation does not impose on such persons any duties, obligations or liabilities that are greater than are generally imposed on members of the audit committee and our board of directors.

Our audit committee is governed by its charter, which is available in the Investor Relations section of our website at www.ftsi.com. Our audit committee oversees our accounting and financial reporting process and the audit of our financial statements. Our audit committee is responsible for, among other things:

•	retaining and terminating our independent auditor, approving all audit engagement fees, terms and services, and approving any non-audit engagements with our independent auditors;

•	approving guidelines for the retention of and fees paid to the independent auditor for any non-audit services and pre-approving the audit services and non-audit services (including the fees and terms thereof) to be provided by the independent auditor pursuant to the audit committee’s pre-approval policies and procedures;

•	reviewing and discussing with the independent auditor the plan for, and the scope of, the annual audit and other examinations, including responsibilities, the adequacy of staffing and the audit budget;

•	reviewing and discussing with appropriate officers and the independent auditor our annual audited and quarterly financial statements;

•	reviewing and discussing with the independent auditor the report of its annual audit, or proposed report of its annual audit, material written communications between the independent auditor and management, the reports of its reviews of our interim financial statements, the reports of the results of such other examinations outside of the course of the independent auditor’s normal audit procedures that the independent auditor may from time to time undertake, and our critical accounting policies and practices;

•	establishing and periodically assessing our procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters;

•	reviewing and discussing with those responsible for the internal audit function the plans for and the scope of the ongoing audit activities;

•	reviewing and discussing with those responsible for the internal audit function the annual report of the audit activities, examinations and results thereof;

•	reviewing and discussing with the independent auditor, those responsible for the internal audit function and the General Counsel the adequacy of our internal accounting controls, our financial, auditing and accounting organizations and personnel and our policies and compliance procedures with respect to business practices;

•	reviewing and recommending to the board of directors changes to our code of business conduct and ethics, insider trading policy, corporate disclosure policy and other similar policies governing the conduct of directors and executive officers; and

•	reviewing reports and disclosures of material conflicts of interests and related-party transactions.

Compensation Committee

Our compensation committee consists of Robert Kelly Owen (chair) and Eugene Davis. Our board of directors has determined that each member of the compensation committee is “independent” under NYSE American rules. Each member of the compensation committee is a “non-employee director” for purposes of Rule 16b-3(d)(3) under the Exchange Act.

Our compensation committee is governed by its charter, which is available in the Investor Relations section of our website at www.ftsi.com. Our compensation committee oversees the development and maintenance of our compensation strategies and policies. Our compensation committee is responsible for, among other things:

•	developing, implementing and overseeing our compensation policies and programs for executive officers and directors;

•	reviewing and approving corporate goals and objectives relevant to the compensation of the Chief Executive Officer, approving or making recommendations to the board of directors with respect to other executive officer compensation, and evaluating the performance of the executive officers;

•	making recommendations to the board of directors with respect to the approval, adoption and amendment of all cash- and equity-based incentive compensation plans in which any executive officer participates and of all other equity-based plans;

•	administering, or providing for the administration of, equity-based incentive compensation plans and other plans adopted by the board of directors and approving, or delegating the approval for, all grants of equity-based awards;

•	reviewing and approving any proposed employment agreement or consulting agreement with, and any proposed severance or retention plans or agreements applicable to, any executive officer; and

•	reviewing director compensation.

Nominating, Corporate Governance and Strategy Committee

Our nominating, corporate governance and strategy committee consists of Eugene Davis (chair), Derek Gipson, Robert Kelly Owen and Christopher Sayer. Our board of directors has determined that each member of the nominating, corporate governance and strategy committee is “independent” under NYSE American rules.

Our nominating, corporate governance and strategy committee is governed by its charter, which is available in the Investor Relations section of our website at www.ftsi.com. Our nominating, corporate governance and strategy committee oversees and assists our board of directors in reviewing and recommending corporate governance policies and nominees for election to our board of directors and its committees and in overseeing our strategic and financial planning. Our nominating, corporate governance and strategy committee is responsible for, among other things:

•	identifying individuals believed to be qualified to become directors and recommending candidates to the board of directors to fill new or vacant positions;

•	evaluating and recommending to the board of directors whether an incumbent director should be nominated for re-election to the board of directors upon expiration of such director’s term;

•	recommending candidates for appointment to the committees of the board of directors;

•	reviewing and recommending to the board of directors changes to our corporate governance guidelines;

•	making recommendations regarding the appropriate size and composition of the board of directors, the appropriate criteria for nominating and appointing directors and the consideration of stockholder nominees to the board of directors;

•	reviewing and recommending to the board of directors our long-term strategic plan, short-term tactical plans for the implementation and execution of our strategic plan, annual operating plans and budgets;

•	reviewing and recommending to the board of directors our capital plan, capital position and related transactions, including financing transactions; and

•	reviewing and recommending to the board of directors proposed mergers, combinations, acquisitions, significant acquisitions or divestments and strategic investments.

Shareholder Communications and Director Candidate Recommendations by Stockholders

Any stockholder or other interested party who wishes to communicate directly with our board of directors or any of its members may do so by writing to: FTS International, Inc., Attention: Jennifer Keefe, Secretary, 777 Main Street, Suite 2900, Fort Worth, Texas 76102. The mailing envelope should clearly indicate whether the communication is intended for the board of directors as a group, the non-employee directors or a specific director. Each communication will be reviewed by our Secretary to determine whether it is appropriate for presentation to our board of directors or the applicable director(s). The purpose of this screening is to avoid our directors having to consider irrelevant or inappropriate communications.

Stockholders may recommend director candidates for consideration by our nominating, corporate governance and strategy committee by communicating with the committee in the manner set forth above. The nominating, corporate governance and strategy committee will review director candidates recommended by stockholders in the same manner it evaluates new and incumbent directors.

Item 11. Executive Compensation

This section discusses the material components of the Company’s executive compensation program. Our named executive officers, which consist of our Chief Executive Officer and our next two most highly compensated executive officers for the fiscal year ended December 31, 2020 were:

•	Michael J. Doss, Chief Executive Officer;

•	Buddy Petersen, Chief Operating Officer; and

•	Lance Turner, Chief Financial Officer and Treasurer.

2020 Summary Compensation Table

The following table presents all of the compensation awarded to, earned by, or paid to our named executive officers for the fiscal years ended December 31, 2019 and December 31, 2020.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards	Non-Equity Incentive Plan Compensation (4)	Nonqualified Deferred Compensation Earnings	All Other Compensation (5)	Total ($)
Michael J. Doss	2020	$590,505	$320,000	$3,698,632	$741,990	$88,575		$11,692	$5,451,394
Chief Executive Officer	2019	$850,000	$85,000	$892,800	—	$127,500	—	$17,839	$1,973,139
Buddy Petersen	2020	$521,034	$120,000	$2,641,887	$529,985	$62,542		$3,647	$3,879,095
Chief Operating Officer	2019	$750,000	$60,000	$595,200	—	$90,000	—	$12,610	$1,507,810
Lance Turner	2020	$295,253	$245,000	$1,585,128	$317,996	$35,430		$1,022	$2,479,829
Chief Financial Officer and Treasurer	2019	$425,000	$34,000	$297,600		$51,000	—	$9,032	$816,632

(1)	In response to market conditions and to support our cost reduction efforts, the named executives initiated a 15% voluntary temporary reduction in their respective base salaries in the fourth quarter of 2019, resulting in a then-current base salary for Mr. Doss of $722,500, for Mr. Petersen of $637,500 and Mr. Turner of $361,250. On March 23, 2020, the named executive officers agreed to an additional 25% reduction in their respective base salaries, that resulted in a base salary for Mr. Doss of $541,875, for Mr. Petersen of $478,125 and Mr. Turner of $270,938.

(2)	Represents cash bonuses that were paid to the named executive officers in 2020 following the Company’s emergence from bankruptcy.

(3)	Represents the aggregate grant date fair value of the restricted stock unit award calculated in accordance with FASB ASC Topic 718 (“Topic 718”). Pursuant to SEC rules, the amount shown in this column excludes the impact of estimated forfeitures related to service-based vesting conditions. For performance-based restricted stock units, the amounts represent the probable payout percentage for the awards calculated in accordance with Topic 718. See Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for information regarding the assumptions made in determining these values.

(4)	For 2020, partial awards were paid to the named executive officers based on the achievement of the safety goals. See “—Annual Bonus Compensation” for a discussion of the awards.

(5)	See the All Other Compensation Table below for additional information.

All Other Compensation Table

The following table provides information regarding each component of compensation included in the All Other Compensation column for 2020 in the Summary Compensation Table above.

Name	Life Insurance Premiums(1)	Company Vehicle(2)	Other(3)	Total
Michael J. Doss	$44	$7,650	$4,268	$11,962
Buddy Petersen	$39	$2,608	$1,000	$3,647
Lance Turner	$22	—	$1,000	$1,022

(1)	Represents life insurance premiums paid by the Company on behalf of each named executive officer.

(2)	Represents the aggregate incremental costs associated with the named executive officer’s use of a Company-owned vehicle.

(3)	Represents the matching contributions made by the Company for the benefit of the named executive officers under the Consumer Choice Plan with Health Savings Account and membership fees.

Objective and Design of Compensation Policy

The objective of the Company's executive compensation policy is to:

•	attract and retain exceptional individuals as executive officers;

•	provide key executives with motivation to perform to the full extent of their abilities to maximize the performance of the Company and deliver enhanced value to the Company’s stockholders; and

•	compensate key executives for outstanding performance.

What the Company’s Executive Compensation Program is Designed to Reward

Overall, the Company’s executive compensation program is designed to reward the contributions of each individual executive officer, to ensure that each executive officer's interest is aligned with those of the Company’s stockholders, and to provide sufficient incentives to executive officers to ensure their dedication to the Company. As discussed further below, the Company seeks to achieve these goals by providing sufficient base salaries to compensate executive officers for the day-to-day performance of their duties and awarding cash bonuses when the executive attains the personal or corporate goals and objectives established by the Company. Also, from time to time, the Company grants equity-based awards when it believes that such equity awards will further align the interests of executive officers with those of the Company’s stockholders and provide an additional incentive to executive officers to contribute to the achievement of the Company’s financial and business objectives.

General Executive Compensation Policies

Process for Setting Total Compensation

The compensation committee has historically reviewed the compensation policies and levels of companies that are engaged in the same industry as the Company and has conducted the review without the advice of an outside consultant or advisor. Upon hiring or promoting an executive officer, the compensation committee will set the initial levels of base salary and other compensation based on subjective factors, including experience, individual achievements, and level of responsibility assumed at the Company, and may consider market compensation practices from time to time. Actual base salaries, cash bonuses, and equity-based awards may be adjusted from year to year based upon each executive officer's periodic review and level of attainment of personal and corporate goals and objectives, including Company financial and safety performance, relative performance in comparison to peers, stockholder return, and such other factors as the compensation committee deems appropriate and in the best interests of the Company’s stockholders.

Each executive officer’s periodic review is a subjective process whereby the Chief Executive Officer or the compensation committee (as applicable, as described below) evaluates various factors relevant to the executive officer's contributions to the Company, such as the executive’s role in the development and execution of strategic plans, leadership skills, motivation, and involvement in industry groups. The weight given to such factors may vary from one executive officer to another.

The compensation committee seeks recommendations from the Chief Executive Officer regarding changes to or increases in the overall compensation level or any element of compensation for the other executive officers. In addition, the Chief Executive Officer is principally responsible for reviewing the other executive officers’ performance, and for making recommendations for the Company’s compensation plan for the other executive officers for the following fiscal year. The compensation committee reviews the recommendations of the Chief Executive Officer considering his proximity to the other executives and his knowledge of their contributions to the Company. The compensation committee independently reviews the performance of the Company’s Chief Executive Officer and determines any changes to or increases in the overall compensation level or any element of compensation for the Chief Executive Officer.

In December 2020, the compensation committee retained an independent compensation consultant, Lyons, Benenson & Company Inc. (“LB&Co.”), to advise the compensation committee on executive compensation matters and best practices. Specifically, in its initial engagement, LB&Co. was charged with conducting an analysis of market-competitive total direct compensation (base salary, annual incentives and equity awards) for the Company’s named executive officers and board positions. LB&Co. also advised the compensation committee regarding long-term incentive award levels for each executive. LB&Co. reported the results of its analysis of our total executive compensation packages for positions held by our board of directors and members of our executive leadership team, and components of these packages, as compared to executives holding similar positions at similar-sized companies and/or labor market peers in related industries.

Elements of Compensation

The Company’s executive compensation program consists of the following elements of compensation, each described in greater depth below:

•	Base Salary;

•	Annual Bonus;

•	Discretionary Bonus;

•	Emergence Cash Awards;

•	Equity-Based Compensation;

•	Perquisites; and

•	General Benefits.

In determining the different elements of compensation to provide to the executive officers, the compensation committee does not adhere to a specific allocation between short-term and long-term compensation, or between cash and non-cash compensation. Instead, the compensation committee determines the elements of compensation in a manner designed to reward strong financial performance, provide overall compensation opportunities that are sufficient to attract and retain highly skilled executive officers, and ensure that the executive officers’ interests are aligned with those of the Company’s stockholders. This may result in the executive officers receiving all cash compensation in some years (through base salary and annual bonuses) and a combination of cash and equity-based compensation in other years (through base salary, annual bonuses and equity awards).

Base Salary

The Company pays base salaries to the executive officers because the Company believes that base salaries are essential to recruiting and retaining qualified executives. In addition, base salaries create an incentive for the executive officers to make meaningful contributions to the Company’s success because they are subject to increase based on the executive’s performance. The compensation committee sets the initial base salary level upon the hiring or promotion of an executive officer and may incorporate base salary into related employment contracts. Base salary levels are determined initially based on the executive officer’s previous experience and employment, and the executive officer’s expected duties and responsibilities with respect to the Company. Thereafter, the compensation committee may change an executive officer’s base salary from time to time, based on the results of the executive officer's periodic review (which is conducted by the Chief Executive Officer or his designee for each of the other executive officers and by the compensation committee for the Chief Executive Officer), and based on the compensation committee's subjective assessment of the Company’s overall performance during the evaluation period.

The Company initially reduced the base salaries of our named executive officers in the fourth quarter of 2019 in response to then-current market conditions and to support the Company’s cost reduction efforts and subsequently further reduced base salaries in March of 2020. The base salaries for 2020 for our named executive officers were as follows:

Named Executive Officer	Base Salary	After First Reduction (Fourth Quarter 2019)*	After Second Reduction (March 2020)
Mike Doss	$850,000	$722,500	$541,875
Buddy Petersen	$750,000	$637,500	$478,125
Lance Turner	$425,000	$361,250	$270,938

*First reduction applied to base salaries beginning in December 2019, but only impacted actual payments received through payroll in January 2020.

Base salaries for Messrs. Doss, Petersen and Turner were reinstated in accordance with the severance agreements, described in more detail below, effective April 1, 2021, to $722,500, $637,500 and $425,000, respectively.

Annual Bonus Compensation

For the fiscal year ended December 31, 2020, the compensation committee adopted a scaled back annual short-term incentive program due to the uncertainty of the market. Under such short-term incentive program, each of our named executive officers was eligible for a reduced bonus based solely on safety performance as measured by our total recordable incident rate (“TRIR”).

Such reduced bonus awards provided for a target equal to 15% of actual base compensation for Mr. Doss and 12% of base compensation for each of Mr. Petersen and Mr. Turner or $88,575, $62,524 and $35,430, respectively. The actual amounts paid under the short-term incentive program are reported in the “Non-Equity Incentive Plan” column of the Summary Compensation Table above.

Emergence Cash Awards

In connection with our emergence from bankruptcy, the Company created a cash bonus pool for its executive officers that was allocated to individuals by our Chief Executive Officer (other than to himself, which was allocated by the Board). The emergence cash grants were paid immediately to the applicable executive officer and subject to repayment of the net after-tax value in the event that the executive voluntarily terminated employment or was involuntarily terminated for Cause, as defined in the severance agreements referenced below, within twelve months of receiving the payment. The amounts paid to Mr. Doss, Mr. Peterson and Mr. Turner were $320,000, $120,000 and $245,000, respectively.

Equity Compensation

The Company awards equity-based compensation to executive officers to provide a link between the long-term results achieved for its stockholders and the rewards provided to executive officers, thereby ensuring that such officers have a continuing stake in the Company’s long-term success.

2020 Equity and Incentive Compensation Plan

The 2020 Plan was first approved by our board of directors and stockholders on November 19, 2020. As of December 31, 2020, 1,080,246 shares were available for future issuance under the 2020 Plan.

The purpose of the 2020 Plan is to attract and retain officers, employees, directors, consultants and other key personnel and to provide those persons incentives and awards for performance. The 2020 Plan will generally be administered by the compensation committee of our board of directors. The compensation committee has the authority to determine eligible participants in the 2020 Plan, and to interpret and make determinations under the 2020 Plan. Any interpretation or determination by the compensation committee under the 2020 Plan will be final and conclusive. The compensation committee may delegate all or any part of its authority under the 2020 Plan to any subcommittee thereof and may delegate its administrative duties or powers to one or more of our officers, agents or advisors.

Pursuant to the 2020 Plan, we may grant restricted stock units, restricted stock, stock options (including incentive stock options as defined in Section 422 of the Code, or Incentive Stock Options), appreciation rights, cash incentive awards, performance shares, performance units, and certain other awards based on or related to shares of our common stock.

Each grant of an award under the 2020 Plan will be evidenced by an award agreement or agreements, which will contain such terms and provisions as the compensation committee may determine, consistent with the 2020 Plan. Those terms and provisions include the number of our shares of our common stock subject to each award, vesting terms and provisions that apply upon events such as retirement, death or disability of the participant or in the event of a Change in Control (as defined in the 2020 Plan).

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding outstanding equity awards held by each of the named executive officers as of December 31, 2020.

	Option Awards					Stock Awards
Name	Number Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares of Stock that Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Shares of Stock that Have Not Vested ($)(4)(5)
Michael J. Doss		94,521(1)		14.11	11/20/30
						189,043(2)		3,629,626
							94,522(3)	907,411
Buddy Petersen		67,514(1)		14.11	11/20/30
						135,031(2)		2,592,595
							67,516(3)	648,154
Lance Turner		40,509(1)		14.11	11/20/30
						81,018(2)		1,555,546
							40,510(3)	388,896

(1)	Represents a grant of options on November 20, 2020. Options vest one-fourth on November 20, 2021, one-fourth on November 20, 2022, one-fourth on November 20, 2023 and one-fourth on November 20, 2024, subject to the named executive officer’s continued employment through each vesting date.

(2)	Represents a grant of RSUs on November 20, 2020. RSUs vest one-fourth on November 20, 2021, one-fourth on November 20, 2022, one-fourth on November 20, 2023 and one-fourth on November 20, 2024, subject to the named executive officer’s continued employment through each vesting date.

(3)	Represents a grant of PSUs on November 20, 2020, which will vest based on either (i) the volume-weighted average price per share of the Company’s shares over 90 consecutive trading days or (ii) the occurrence of a Change in Control, in the case of either clause (i) or (ii), implying an aggregate equity market capitalization for the Company set forth in the PSU award agreement. If the performance metric is not met by the seventh anniversary of the date of grant, the performance stock units will be forfeited.

(4)	Market value is based upon the closing price of our common stock on December 31, 2020 ($19.20).

(5)	Market value is based upon the closing price of our common stock on December 31, 2020 ($19.20) and assumes 50% vesting of performance stock unit awards.

Equity Awards Granted in 2020

In connection with our emergence from bankruptcy, we granted each of our named executive officers equity awards under the 2020 Plan to further align their interests with those of our shareholders. These equity awards, which were in the form of time-based restricted stock units (RSUs), performance stock units (PSUs) and stock options were allocated to each of the named executive officers based on a percentage of the fully diluted and fully distributed equity of the company at the time of the grant, with Mr. Doss being granted 1.75% of the fully diluted equity of the company, Mr. Peterson being granted 1.25% of the fully diluted equity of the company and Mr. Turner being granted 0.75% of the fully diluted equity of the company.

Based on the above allocations, the named executive officers were granted the following equity awards in 2020 upon our emergence from bankruptcy:

Name	RSUs	PSUs	Options
Michael J. Doss	189,043	94,522	94,521
Buddy Peterson	135,031	67,516	67,514
Lance Turner	81,018	40,510	40,509

Restricted Stock Units

As noted above, each of our named executive officers was granted an award of RSUs on November 20, 2020. The RSUs vest as to 25% of the award on each of the first, second, third and fourth anniversaries of the date of grant, subject to the terms and conditions of the RSU agreement and the named executive officer’s continued employment with the Company through each vesting date. In the event of the named executive officer’s termination due to death or becoming Disabled, termination without Cause or resignation for Good Reason (each, as defined in the RSU Agreement), the RSUs that were scheduled to vest at the next two vesting dates will vest and become nonforfeitable. Further, in the event of a Change in Control, all of the RSUs will vest and become nonforfeitable.

Performance Stock Units

The PSUs granted to our named executive officers on November 20, 2020 become vested based on either (i) the volume-weighted average price per share of the Company’s shares over 90 consecutive trading days (“90-day VWAP”) or (ii) the occurrence of a Change in Control, in the case of either clause (i) or (ii), implying an aggregate equity market capitalization for the Company as set forth in the table below at any time prior to the seven-year anniversary of the grant date.

Performance Metric	Percentage of Nonforfeitable PSUs
$350 million equity market capitalization	50%
$500 million equity market capitalization	100%

In the event of a termination of employment, the PSUs will be considered time-vested and eligible to vest upon the achievement of the relevant performance metric with respect to 25% of the PSUs on each of the first, second, third and fourth anniversaries of the date of grant. In the event of the named executive officer’s termination due to death or becoming Disabled, termination without Cause or resignation for Good Reason (each, as defined in the PSU Agreement), the PSUs that were scheduled to vest at the next two vesting dates will remain outstanding and eligible to vest subject to the satisfaction of the performance metrics (up to a maximum of 100% of the PSUs). PSUs held by an executive officer that are outstanding upon the consummation of a Change in Control will vest based on the achievement of the performance metrics.

Options

Each of our named executive officers was granted an award of options on November 20, 2020. The options vest as to 25% of the award on each of the first, second, third and fourth anniversaries of the date of grant, subject to the terms and conditions of the option agreement and the named executive officer’s continued employment with the Company through each vesting date. In the event of the named executive officer’s termination due to death or becoming Disabled, termination without Cause or resignation for Good Reason (each, as defined in the Option Agreement), the options that were scheduled to vest at the next two vesting dates will vest and become exercisable. Further, in the event of a Change in Control, all of the options will vest and become exercisable.

Employment Agreements

It is the Company’s general philosophy that all of the Company’s employees should be “at will” employees, thereby allowing both the Company and the employee to terminate the employment relationship at any time and without restriction or financial obligation, with limited exceptions.

We have not entered into employment agreements with any of our current executive officers.

Severance Agreements

We entered into amended severance agreements with each of the Company’s executive officers on November 19, 2020 (the “severance agreements”) to update and align each executive officer’s severance benefits to current market practice, as recommended by the Company’s compensation consultant, and to replace severance agreements with executive officers that have expired.

The severance agreements provide that if an executive officer’s employment is terminated by the Company without Cause or the executive officer voluntarily resigns for Good Reason (as defined in the severance agreement), then, subject to the executive officer's signing and not revoking a separation agreement and release of claims, the executive officer is entitled to: (1) any earned but unpaid base salary and bonus, earned but unused vacation time and incurred but unreimbursed expenses (the “Accrued Benefits”); (2) a lump sum payment equal to one times (or two times for the Company’s Chief Executive Officer (the “CEO”)) the executive officer’s annual base salary, at the highest rate in effect during the 12 months preceding termination (the “Look-Back Period”), but in no event less than the base salary in effect as of December 2019; (3) a lump sum payment equal to one times (or two times for the CEO) the higher of (i) the greatest annual bonus target for which the executive officer was eligible during the Look-Back Period or (ii) the average of the executive officer's actual annual bonus payouts for the three years preceding termination; (4) a lump sum payment equal to 12 times the amount the executive officer would pay on a monthly basis for COBRA continuation premiums (less required co-pay) (the “COBRA Continuation Payment”) and (5) reimbursement for the costs, fees and expenses of outplacement assistance services provided by any bona fide outplacement agency selected by the executive officer, in an amount not to exceed $20,000.

In addition, the severance agreements provide that if an executive officer is terminated by the Company without Cause or the executive officer voluntarily resigns for Good Reason, in each case, within 12 months following a Change in Control then the multiple for the lump sum payment in clauses (2) and (3) in the immediately preceding paragraph will be equal to 2.5 for the Company’s Chief Executive Officer, two times for the Company’s Chief Operating Officer and 1.5 times for each other executive officer.

The severance agreements further provide that upon an executive officer’s termination on account of death or becoming “disabled” (as defined in the severance agreement), the executive officer or, with respect to (1) below, the executive officer's estate, as applicable, is entitled to: (1) any Accrued Benefits and (2) a COBRA Continuation Payment.

The severance agreements also provide that, for the Company’s Chief Executive Officer and Chief Operating Officer, base salaries will be restored to pre-March 2020 levels upon achievement of three consecutive months of annualized target EBITDA of $10,000,000 and to pre-January 2020 levels upon achievement of three consecutive months of annualized target EBITDA of $20,000,000. For all other executive officers, base salaries will be restored to pre-January 2020 levels following three consecutive months of positive EBITDA.

Under the severance agreements, each of the executive officers was entitled to receive a cash lump sum payment within five days of the effective date of the severance agreement. On a termination (other than on account of death or becoming disabled, a termination by the Company without Cause or a voluntary resignation for Good Reason, as defined in the severance agreement) within 12 months of receipt of such cash payment, then the executive officer will be required to repay to the Company the after-tax value of the cash award within 10 days follow such termination.

The severance agreements will terminate upon the earlier of (1) an executive officer’s termination and the Company’s satisfaction of all of its obligations under the severance agreement, if any; and (2) the execution of a written agreement between the Company and the executive officer terminating the severance agreement.

Treatment of Outstanding Equity Awards on Termination of Employment or Change in Control

The equity awards granted to our named executive officers in connection with our emergence are subject to accelerated vesting under certain circumstances.

In the event that the employment of an executive officer is terminated by the Company without Cause or a voluntary resignation for Good Reason, the then outstanding equity awards held by the terminated named executive officer will be treated as follows:

•	the number of options and RSUs that would have vested on each of the next two annual vesting dates will accelerate and vest at the time of termination of employment; and

•	the portion of the performance-based RSUs for which the service-based vesting requirement would have been met on the next two annual service-based vesting dates will not be forfeited and will remain outstanding and eligible to performance-vest, subject to the satisfaction of the applicable performance metrics.

In the event of a Change in Control, the then outstanding equity awards held by an executive officer will be treated as follows:

•	all of the unvested options and time-based RSUs held by an executive officer that are outstanding upon the consummation of the Change in Control will accelerate and vest in full at the time of the consummation of the Change in Control; and

•	the PSUs held by an executive officer that are outstanding upon the consummation of the Change in Control will vest based on the achievement of the performance metrics.

Director Compensation

The initial elements of compensation for 2020 payable to our non-employee directors who are not designated or elected pursuant to the terms of any of the Company's existing investors' rights agreements, as amended (each, an “Eligible Director”), are briefly described in the following table:

Board Service:
Annual Cash Retainer	$50,000
Annual Grant of Restricted Stock Units	$100,000
Board Committee Service:
Audit Committee Chair Annual Cash Retainer	$15,000
Compensation Committee Chair Annual Cash Retainer	$7,500
Nominating and Corporate Governance Committee Chair Annual Cash Retainer	$7,500

In accordance with our general expense reimbursement policies, we generally reimburse our directors for reasonable out-of-pocket expenses that they incur in connection with their service as directors.

The grant of restricted stock units to each Eligible Director were made under the 2020 Plan. These restricted stock units will vest on the first anniversary of the date of grant.

On March 26, 2020, in response to current market conditions and to support our cost reduction efforts, the Eligible Directors agreed to a 40% reduction in their total compensation for 2020. The reduction coincides with the base salary reductions initiated by our named executive officers, which are discussed above in “—Executive Compensation.”

On December 23, 2020, the Company adopted a new director compensation program for our Eligible Directors which became effective January 1, 2021, that are briefly described in the following table:

Board Service:
Chair Annual Cash Retainer	$150,000
Annual Cash Retainer (Non-Chair)	$100,000
Annual Grant of Restricted Stock Units	$100,000
Board Committee Service:
Committee Chair Annual Cash Retainer	$20,000
Committee Membership Annual Cash Retainer (Non-Chair)	$10,000

Director Compensation Table

The following table provides information regarding the compensation of our non-management directors for the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash (1)(2)	Stock Awards (3)(4)	Total
Eugene Davis	$21,264	$11,781	$33,045
Derek Gipson	$15,357	$9,425	$24,782
Robert Kelly Owen	$16,538	$9,425	$25,963
Christopher Sayer(5)	$22,420	—	$22,420
Carol Johnson	$95,000	—	$95,000
Michael Jennings	$105,500	—	$105,500

(1)	Includes cash earnings in lieu of stock awards in the amount of $60,000 paid to each of Ms. Johnson and Mr. Jennings and $9,425 to Mr. Sayer. No additional RSUs were granted in 2020 to Ms. Johnson and Mr. Jennings.

(2)	Earnings for Mr. Davis, Mr. Gipson, Mr. Owen and Mr. Sayer are prorated from November through December 2020.

(3)	Represents the aggregate grant date fair value of the RSU award calculated in accordance with Topic 718. Pursuant to SEC rules, the amount shown in this column excludes the impact of estimated forfeitures related to service-based vesting conditions. See Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for information regarding the assumptions made in determining these values.

(4)	Each of the non-management directors holds the following number of RSUs: Mr. Davis, 5,977 and Messrs. Gipson and Owen, 4,782. The RSUs vest on January 4, 2022. The non-management directors do not hold any other outstanding equity awards.

(5)	In lieu of receiving a grant of RSUs, Mr. Sayer will instead be paid an amount in cash equal to the dollar amount used to determine the number of RSUs granted to other non-management directors in a given year, with such payment to be made on the same day the RSUs granted to other non-management directors for a given year are scheduled to vest.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves, or in the past year has served, as a member of the Board of Directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee. No interlocking relationship exists between any member of the compensation committee (or other committee performing equivalent functions) and any executive, member of the board of directors or member of the compensation committee (or other committee performing equivalent functions) of any other company.

Compensation Committee Report

The information contained in the following compensation committee Report shall not be deemed to be soliciting material or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference in such filing.

The compensation committee has reviewed and discussed “Item 11. Executive Compensation” with management. Based on such review and discussion, the compensation committee has recommended to the board of directors that “Item 11. Executive Compensation” be included in this Amendment.

The compensation committee,

Robert Kelly Owen (chair) and Eugene Davis

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 1, 2021 regarding the beneficial ownership of our Class A common stock, assuming the conversion of our Class B common stock, by:

•	each person or group who beneficially owns more than 5% of our outstanding shares of common stock;

•	each of our executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities or has the right to acquire such powers within 60 days. For purposes of calculating each person’s percentage ownership, common stock issuable pursuant to options, warrants or other securities exercisable within 60 days are included as outstanding and beneficially owned for that person or group, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Percentage ownership of our common stock in the table is based on 13,677,664 shares of Class A common stock and 312,306 shares of Class B common stock issued and outstanding as of April 1, 2021. For calculating a person’s percentage ownership, common stock issuable upon the exercise of Tranche 1 warrants and Tranche 2 warrants of which such person is the beneficial owner are deemed to be outstanding. This table is based on information supplied by our directors and executive officers and by Schedules 13D and Schedules 13G, if any, filed with the SEC. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o FTS International, Inc., 777 Main Street, Suite 2900, Fort Worth, Texas 76102.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to their common stock. Pursuant to Rule 13d-4 under the Exchange Act, the statements concerning voting and dispositive power concerning the common stock included in the footnotes to this table shall not be construed as admissions that such persons are the beneficial owners of such common stock.

Name of Beneficial Owner	Number of Shares	Percentage
5% Stockholders
THRC Management, LLC(1)	2,750,000	19.7%
Temasek Holdings (Private) Limited(2)	2,060,496	12.8%
Glendon Capital Management LP(3)	1,775,523	12.7%
CHK Energy Holdings, Inc.(4)	1,351,514	9.0%
Amundi(5)	1,143,764	8.2%
Ares Management LLC(6)	1,043,045	7.5%
Nomura Corporate Research and Asset Management Inc.(7)	810,288	5.8%
RRJ Capital Ltd(8)	785,160	5.4%
Executive Officers and Directors
Michael J. Doss(9)	35,679	*
Buddy Petersen(10)	25,394	*
Lance Turner(11)	16,370	*
Karen D. Thornton(12)	9,357	*
Jennifer L. Keefe(13)	9,173	*
Eugene Davis	—	*
Derek Gipson	—	*
Robert Kelly Owen	—	*
Christopher Sayer	—	*
All directors and executive officers as a group (9 persons)	95,973	*

*	Represents ownership of less than 1.0%.

(1)	This information is based solely on a Schedule 13D filed with the SEC on December 3, 2020 by Dan Wilks, Staci Wilks, THRC Holdings, LP and THRC Management, LLC, which reported each such entities exercising shared voting power and shared dispositive power over 2,750,000 shares of Class A common stock. THRC Holdings, LP is the direct beneficial owner of the common stock. THRC Management, LLC is the general partner of THRC Holdings, LP and has exclusive voting and investment power over the common stock held by THRC Holdings, LP. Dan Wilks is the sole manager of THRC Management, LLC. Staci Wilks is the spouse of Dan Wilks. The principal business address of each of the entities described in this footnote is 17018 IH 20, Cisco, Texas 76437.

(2)	This information is based solely on a Form 4 filed with the SEC on February 4, 2021 by Temasek Holdings (Private) Limited, which reported voting power and dispositive power over 2,060,496 shares of Class A common stock issuable upon exercise of Tranche 1 warrants and Tranche 2 warrants. Maju Investments (Mauritius) Pte Ltd. is the direct beneficial owner of the common stock. Maju Investments (Mauritius) Pte Ltd. is a direct wholly owned subsidiary of Fullerton Fund Investments Pte Ltd, which is a direct wholly owned subsidiary of Temasek Holdings (Private) Limited. The principal business address of each of Temasek Holdings (Private) Limited and Fullerton Fund Investments Pte Ltd is 60B Orchard Road, #06-18 Tower 2, The Atrium@Orchard, Republic of Singapore 238891. The principal business address of Maju Investments (Mauritius) Pte Ltd.is c/o IQ EQ Corporate Services (Mauritius) Ltd, 33, Edith Cavell Street, Port Louis, 11324, Republic of Mauritius.

(3)	This information is based solely on a Schedule 13D filed with the SEC on December 9, 2020 by Glendon Capital Management, LP and Glendon Opportunities Fund II, L.P., which reported Glendon Capital Management LP exercising sole voting power and sole dispositive power over 1,760,675 shares of Class A common stock and 14,848 shares of Class A common stock issuable upon exercise of Tranche 1 and Tranche 2 warrants and Glendon Opportunities Fund II, LP exercising sole voting power and sole dispositive power over 1,309,816 shares of Class A common stock. Glendon Opportunities Fund II, L.P. is the direct beneficial owner of 1,309,816 shares of Class A common stock. Glendon Capital Management, LP has the power to direct the voting and disposition of common stock held by Glendon Opportunities Fund II, L.P. and certain other advisory clients of Glendon Capital Management, LP. The principal business address of Glendon Capital Management, LP is 2425 Olympic Blvd., Suite 500E Santa Monica, California 90404. The principal business address of Glendon Opportunities Fund II, L.P. is Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Rd, George Town, Grand Cayman, KY1-9008, Cayman Islands.

(4)	This information is based solely on a Schedule 13G filed with the SEC on November 24, 2020 by Chesapeake Energy Corporation and CHK Energy Holdings, Inc., which reported each such entity exercising shared voting power and shared dispositive power over 262,338 shares of Class A common stock and 1,089,176 shares of Class A common stock issuable upon exercise of Tranche 1 warrants and Tranche 2 warrants. CHK Energy Holdings, Inc. is the direct beneficial owner of the common stock. CHK Energy Holdings, Inc. is a direct wholly owned subsidiary of Chesapeake Energy Corporation. Chesapeake Energy Corporation disclaims beneficial ownership of all shares held by CHK Energy Holdings, Inc. The principal business address of each of the entities described in this footnote is 6100 North Western Avenue, Oklahoma City, Oklahoma 73118.

(5)	This information is based solely on a Schedule 13G filed with the SEC on February 16, 2021 by Amundi and Amundi Asset Management, which reported each such entity exercising shared voting power over 949,752 shares of Class A common stock and shared dispositive power over 1,143,764 shares of Class A common stock. The principal business address of Amundi is 91-93 boulevard Pasteur, 75015 Paris, France. The principal business address of Amundi Asset Management is 90 boulevard Pasteur, 75015 Paris, France.

(6)	This information is based solely on a Schedule 13G filed with the SEC on February 12, 2021 by Ares XXVII CLO Ltd., Ares XXVIIIR CLO Ltd., Ares XXIX CLO Ltd., Ares XXXIR CLO Ltd., Ares XXXIIR CLO Ltd., Ares XXXIV CLO Ltd., Ares XXXVR CLO Ltd., Ares XXXVII CLO Ltd., Ares XXXVIII CLO Ltd., Ares XXXIX CLO Ltd., Ares XL CLO Ltd., Ares XLI CLO Ltd., Ares XLII CLO Ltd., Ares XLIII CLO Ltd., Ares XLIV CLO Ltd., Ares XLV CLO Ltd., Ares XLVI CLO Ltd., Ares XLVII CLO Ltd., Ares XLVIII CLO Ltd., Ares XLIX CLO Ltd., Ares L CLO Ltd., Ares Credit Strategies Insurance Dedicated Fund Series Interests of the SALI Multi-Series Fund, L.P., Future Fund Board of Guardians, Transatlantic Reinsurance Company, RSUI Indemnity Company, CION Ares Diversified Credit Fund, Ares Credit Hedge Fund LP, Ares Enhanced Credit Opportunities Master Fund II, Ltd., Lucent Technologies Inc., Master Pension Trust, Ares Institutional High Yield Master Fund LP, Ares Institutional Credit Fund, LP, Future Fund Board of Guardians for and on behalf of Medical Research Future Fund, SEI GLOBAL MASTER FUND PLC, SEI Investments Canada Company - U.S. High Yield Bond Fund, SEI Institutional Investments Trust - High Yield Bond Fund, SEI Institutional Managed Trust - High Yield Bond Fund, Touchstone Funds Group Trust - Touchstone Credit Opportunities II Fund, Ares Management LLC, Ares Management Holdings L.P., Ares Holdco LLC, Ares Holdings Inc., Ares Management Corporation, Ares Voting LLC, Ares Management GP LLC, Ares Partners Holdco LLC, which reported each of Ares Management LLC, Ares Management Holdings L.P., Ares Holdco LLC, Ares Holdings Inc., Ares Management Corporation, Ares Voting LLC, Ares Management GP LLC and Ares Partners Holdco LLC exercising shared voting power and shared dispositive power over 1,043,045 shares of Class A common stock. Ares XXVII CLO Ltd., Ares XXVIIIR CLO Ltd., Ares XXIX CLO Ltd., Ares XXXIR CLO Ltd., Ares XXXIIR CLO Ltd., Ares XXXIV CLO Ltd., Ares XXXVR CLO Ltd., Ares XXXVII CLO Ltd., Ares XXXVIII CLO Ltd., Ares XXXIX CLO Ltd., Ares XL CLO Ltd., Ares XLI CLO Ltd., Ares XLII CLO Ltd., Ares XLIII CLO Ltd., Ares XLIV CLO Ltd., Ares XLV CLO Ltd., Ares XLVI CLO Ltd., Ares XLVII CLO Ltd., Ares XLVIII CLO Ltd., Ares XLIX CLO Ltd., Ares L CLO Ltd., Ares Credit Strategies Insurance Dedicated Fund Series Interests of the SALI Multi-Series Fund, L.P., Future Fund Board of Guardians, Transatlantic Reinsurance Company, RSUI Indemnity Company, CION Ares Diversified Credit Fund, Ares Credit Hedge Fund LP, Ares Enhanced Credit Opportunities Master Fund II, Ltd., Lucent Technologies Inc., Master Pension Trust, Ares Institutional High Yield Master Fund LP, Ares Institutional Credit Fund, LP, Future Fund Board of Guardians for and on behalf of Medical Research Future Fund, SEI GLOBAL MASTER FUND PLC, SEI Investments Canada Company - U.S. High Yield Bond Fund, SEI Institutional Investments Trust - High Yield Bond Fund, SEI Institutional Managed Trust - High Yield Bond Fund, Touchstone Funds Group Trust - Touchstone Credit Opportunities II Fund are the direct beneficial owners of the common stock. Ares Management LLC (via its various affiliated management entities) has direct or indirect power to vote and/or dispose of the common stock held by each holder. The sole member of Ares Management LLC is Ares Management Holdings L.P., and the general partner of Ares Management Holdings L.P. is Ares Holdco LLC. The sole member of Ares Holdco LLC is Ares Holdings Inc. The sole stockholder of Ares Holdings Inc. is Ares Management Corporation. Ares Management GP LLC is the sole holder of the Class B common stock of Ares Management Corporation and Ares Voting LLC is the sole holder of the Class C common stock of Ares Management Corporation. Pursuant to Ares Management Corporation’s Certificate of Incorporation in effect as of the date of the Schedule 13G, the holders of Ares Management Corporation Class B common stock and Ares Management Corporation Class C common stock, collectively, will generally have the majority of the votes on any matter submitted to the stockholders of Ares Management Corporation if certain conditions are met. The sole member of both Ares Management GP LLC and Ares Voting LLC is Ares Partners Holdco LLC. Ares Partners Holdco LLC is managed by a board of managers, which is composed of Michael J Arougheti, Ryan Berry, R. Kipp deVeer, David B. Kaplan, Michael R. McFerran, Antony P. Ressler and Bennett Rosenthal. Antony P. Ressler generally has veto authority over decisions by the board of managers. The principal business address of each of the entities described in this footnote is 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 9006.

(7)	This information is based solely on a Schedule 13G filed with the SEC on February 16, 2021 by Nomura Corporate Research and Asset Management Inc., which reported sole voting power over 179,500 shares of Class A common stock and sole dispositive power over 810,288 shares of Class A common stock. Nomura Corporate Research and Asset Management Inc. serves as investment manager or investment adviser to investment funds and managed accounts that are the direct beneficial owners of the common stock. The principal business address of each of the entities described in this footnote is Worldwide Plaza, 309 West 49th Street, New York, New York 10019.

(8)	This information is based solely on a Schedule 13G filed with the SEC on January 19, 2021 by RRJ Capital Ltd, RRJ Capital Master Fund I, L.P., Senja Capital Ltd, Hampton Asset Holding Ltd. and Ong Tiong Sin, which reported each such entities exercising shared voting power and shared dispositive power over 152,405 shares of Class A common stock and 632,755 shares of Class A common stock issuable upon exercise of Tranche 1 warrants and Tranche 2 warrants. Senja Capital Ltd is the direct beneficial owner of 141,860 shares of Class A common stock and 628,975 shares of Class A common stock issuable upon exercise of Tranche 1 warrants and Tranche 2 warrants. Hampton Asset Holding Ltd. is the direct beneficial owner of 10,545 shares of Class A common stock and 43,780 Tranche 1 warrants and Tranche 2 warrants. RRJ Capital Master Fund I, L.P. is the owner of Senja Capital Ltd. RRJ Capital Ltd is the general partner of RRJ Capital Master Fund I, L.P. Ong Tiong Sin is a director and the sole shareholder of RRJ Capital Ltd, a limited partner in RRJ Capital Master Fund I, L.P. through a special purpose vehicle, a director of Senja Capital Ltd. and the sole director and sole shareholder of Hampton Asset Holding Ltd. The principal business address of each of the entities described in this footnote is c/o RRJ Management (HK) Limited Room 802-804, Man Yee Building, 68 Des Voeux Road, Central, Hong Kong.

(9)	The number of shares of Class A common stock beneficially owned by such holder includes 8,215 shares issuable upon the exercise of Tranche 1 warrants and 20,539 shares issuable upon the exercise of Tranche 2 warrants.

(10)	The number of shares of Class A common stock beneficially owned by such holder includes 5,847 shares issuable upon the exercise of Tranche 1 warrants and 14,618 shares issuable upon the exercise of Tranche 2 warrants.

(11)	The number of shares of Class A common stock beneficially owned by such holder includes 3,769 shares issuable upon the exercise of Tranche 1 warrants and 9,424 shares issuable upon the exercise of Tranche 2 warrants.

(12)	The number of shares of Class A common stock beneficially owned by such holder includes 2,154 shares issuable upon the exercise of Tranche 1 warrants and 5,387 shares issuable upon the exercise of Tranche 2 warrants.

(13)	The number of shares of Class A common stock beneficially owned by such holder includes 2,112 shares issuable upon the exercise of Tranche 1 warrants and 5,281 shares issuable upon the exercise of Tranche 2 warrants.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	270,060	$14.11	1,080,246
Equity compensation plans not approved by security holders	—	—	—
Total	270,060	$14.11	1,080,246

(1)	The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and do not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock units and performance stock units, which have no exercise price.

For a description of the Amended and Restated Equity and Incentive Compensation Plan, see “Item 11. Executive Compensation.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Under NYSE American rules, no director qualifies as “independent” unless the board of directors affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that each of Eugene Davis, Derek Gipson, Robert Kelly Owen and Christopher Sayer does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under applicable NYSE American rules. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Person Transactions.”

Related Person Transactions

The following is a description of any transaction since January 1, 2020, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of our executive officers, directors or beneficial holders of more than 5% of our common stock had or will have a direct or indirect material interest, other than compensation arrangements, which are described where required under “Item 11. Executive Compensation.”

17

Reorganization

On the Effective Date, the Plan became effective in accordance with its terms and FTS International, Inc., FTS International Services, LLC and FTS International Manufacturing, LLC emerged from Chapter 11. Pursuant to the Plan, on the Effective Date, all agreements, instruments, and other documents evidencing, relating to or otherwise in connection with any of our common stock or other equity interests outstanding prior to the Effective Date (collectively, the “legacy equity interests”) were cancelled and such legacy equity interests have no further force or effect after the Effective Date. Holders of our legacy equity interests received (i) a number of shares of Class A common stock equal to their proportionate distribution of approximately 9.4% of our common stock under the Plan (subject to dilution by the warrants issued pursuant to the Plan and the Amended and Restated Equity and Incentive Compensation Plan), (ii) their proportionate distribution of 1,555,521 Tranche 1 warrants to acquire Class A common stock and (iii) their proportionate distribution of 3,888,849 Tranche 2 warrants to acquire Class A common stock.

In addition, pursuant to the Plan, on the Effective Date, all outstanding obligations under the 6.25% senior secured notes due May 1, 2022 (the “Notes”) were cancelled and the indenture governing such obligations was cancelled, and the credit agreement, dated as of April 16, 2014, by and among FTS International, Inc., the lenders party thereto, and Wilmington Savings Fund Society, FSB, as successor administrative agent (the “Term Loan Agreement”), was cancelled, in each case except to the limited extent expressly set forth in the Plan. The holders of Notes and holders of the claims under the Term Loan Agreement received their proportionate distribution of approximately 90.1% of our common stock (subject to dilution by the warrants issued pursuant to the Plan and the Amended and Restated Equity and Incentive Compensation Plan) plus their pro rata share of $30.7 million cash distribution.

Registration Rights

On the Effective Date, we entered into a registration rights agreement with certain stockholders. Pursuant to the registration rights agreement, upon a request of stockholders holding at least 7.5% of our common stock, we are required to file a registration statement covering the resale of such stockholders’ securities on a delayed or continuous basis. Additionally, the stockholders party to the registration rights agreement have customary demand, underwritten offering and piggyback registration rights, subject to the limitations set forth in the registration rights agreement. These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration statement and our right to delay or withdraw a registration statement under certain circumstances. We will generally pay all registration expenses in connection with our obligations under the registration rights agreement, regardless of whether a registration statement is filed or becomes effective.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements provide that we will hold harmless and indemnify each indemnitee against all expenses and losses actually and reasonably incurred by him or her by reason of the fact that he or she is or was our director, officer, employee or agent, or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, in each case, to the fullest extent permitted under the Delaware General Corporation Law.

Policy Concerning Related Person Transactions

Our board of directors has adopted a related person transaction policy within our corporate governance guidelines for the review of any transaction, arrangement or relationship in which we are a participant, if the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or beneficial holders of more than 5% of our total equity (or his or her immediate family members), each of whom we refer to as a related person, has a direct or indirect material interest.

Our related person transaction policy states that any related person transaction must be approved or ratified by our audit committee. In determining whether to approve or ratify a transaction with a related person, our audit committee will consider all relevant facts and circumstances, including, without limitation, the commercial reasonableness of the terms of the transaction, the benefit and perceived benefit, or lack thereof, to us, the opportunity costs of an alternative transaction, the materiality and character of the related person’s direct or indirect interest and the actual or apparent conflict of interest of the related person. Our audit committee will not approve or ratify a related person transaction unless it has determined that, upon consideration of all relevant information, such transaction is in, or not inconsistent with, our best interests and the best interests of our stockholders.

18

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services and other services rendered to us by Grant Thornton LLP for the years ended December 31, 2020 and 2019:

	2020	2019
Audit Fees(1)	$655,900	$1,013,050
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total	$655,900	$1,013,050

(1)	Audit fees consist of aggregate fees for professional services rendered for the audit of our consolidated financial statements, reviews of our interim consolidated financial statements, services in connection with statutory and regulatory filing requirements and our debt and equity offerings.

(2)	Audit-related fees consist of aggregate fees for assurance and other services related to the audit or review of our financial statements that are not reported under “Audit Fees” above.

(3)	Tax fees consist of aggregate fees for professional services for tax compliance, tax advice and tax planning, and fees related to tax preparation services.

(4)	Other fees consist of amounts billed for services other than those noted above.

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All fees paid to Grant Thornton LLP in the years ended December 31, 2020 and 2019 were pre-approved by our audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Amendment:

3.	Exhibits. The exhibits filed with or incorporated by reference as part of this Amendment are set forth in the Exhibit Index.

(b)	The documents listed in the Exhibit Index of this Amendment are incorporated by reference or are filed with this Amendment, in each case as indicated therein.

EXHIBIT INDEX

Exhibit Number		Description	Form	File Number	Exhibit Number	Filing Date
31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTS INTERNATIONAL, INC.

April 30, 2021	/s/ Michael J. Doss
Michael J. Doss
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Doss	Chief Executive Officer and Director	April 30, 2021
Michael J. Doss	(Principal Executive Officer)

/s/ Lance D. Turner	Chief Financial Officer and Treasurer	April 30, 2021
Lance D. Turner	(Principal Financial Officer and
Principal Accounting Officer)

*	Chairman	April 30, 2021
Eugene Davis

*	Director	April 30, 2021
Christopher Sayer

*	Director	April 30, 2021
Derek Gipson

*	Director	April 30, 2021
Robert Kelly Owen

* /s/ Lance D. Turner
Lance D. Turner Attorney-in-Fact
20