Form 10-Q
period 2021-03-31
FTS International, Inc.
filed 2021-05-05
CIK 1529463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of April 30, 2021, the registrant had 13,677,664 shares of Class A common stock, par value $0.01 per share, and 312,306 shares of Class B common stock, par value $0.01 per share, outstanding.

FTS INTERNATIONAL, INC.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical or current fact included in this annual report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. Forward-looking statements may be identified by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures and growth rates, our plans and objectives for future operations, growth or initiatives or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, investors should not unduly rely on such statements. These statements, and related risks and uncertainties, include, but are not limited to: the effects of our bankruptcy proceedings on our business, liquidity, results of operations and prospects and the interests of various constituents; a further decline or future decline in domestic spending by the onshore oil and natural gas industry; continued volatility or future volatility in oil and natural gas prices; deterioration in general economic conditions or a continued weakening or future weakening of the broader energy industry; federal, state and local regulation of hydraulic fracturing and other oilfield service activities, as well as exploration and production activities; our ability to obtain permits, approvals and authorizations from governmental and third parties; the effects of or changes to U.S. and foreign government regulation; the price and availability of alternative fuels and energy sources; the discovery rates of new oil and natural gas reserves; and other factors described in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2020 and our subsequent reports on Forms 10-Q and 8-K.

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

PART 1 – FINANCIAL INFORMATION

Item 1.Financial Statements

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
(Dollars in millions, except per share amounts)	2021	2020
Revenue
Revenue	$95.9	$150.8
Revenue from related parties	—	0.7
Total revenue	95.9	151.5

Operating expenses
Costs of revenue (excluding depreciation of $13.4 and $20.5 respectively, included in depreciation and amortization below)	78.5	114.6
Selling, general and administrative	10.5	17.7
Depreciation and amortization	13.9	21.4
Impairments and other charges	0.3	4.3
Gain on disposal of assets, net	—	(0.1)
Total operating expenses	103.2	157.9

Operating loss	(7.3)	(6.4)

Interest expense, net	(0.1)	(7.3)
Gain on extinguishment of debt, net	—	2.0
Reorganization items	(0.5)	—

Loss before income taxes	(7.9)	(11.7)
Income tax benefit	—	—

Net loss	$(7.9)	$(11.7)

Basic and diluted loss per share	$(0.56)	$(2.18)
Shares used in computing basic and diluted earnings per share (in thousands)	13,990	5,367

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions, except share amounts)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$86.4	$94.0
Accounts receivable, net	56.5	26.9
Inventories	31.8	29.0
Prepaid expenses and other current assets	4.5	19.5
Total current assets	179.2	169.4

Property, plant, and equipment, net	125.4	132.3
Operating lease right-of-use assets	3.8	4.5
Intangible assets, net	7.2	7.4
Other assets	1.4	1.4
Total assets	$317.0	$315.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$39.1	$26.9
Accrued expenses	10.9	12.5
Current portion of operating lease liabilities	2.6	3.0
Other current liabilities	0.3	0.3
Total current liabilities	52.9	42.7

Operating lease liabilities	2.3	3.3
Other liabilities	2.2	2.4
Total liabilities	57.4	48.4

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Successor Common stock Class A, $0.01 par value, 49,000,000, authorized 13,677,664 issued and outstanding at March 31, 2021 and December 31, 2020 Successor Common stock Class B, $0.01 par value, 1,000,000, authorized 312,306 issued and outstanding at March 31, 2021 and December 31, 2020	0.1	0.1
Additional paid-in capital	280.8	279.9
Accumulated deficit	(21.3)	(13.4)
Total stockholders’ equity	259.6	266.6
Total liabilities and stockholders’ equity	$317.0	$315.0

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
(In millions)	2021	2020
Cash flows from operating activities
Net loss	$(7.9)	$(11.7)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13.9	21.4
Stock-based compensation	0.9	3.1
Amortization of debt discounts and issuance costs	—	0.4
Gain on disposal of assets, net	—	(0.1)
Gain on extinguishment of debt, net	—	(2.0)
Non-cash provision for supply commitment charges	—	3.2
Cash paid to settle supply commitment charges	—	(11.2)
Inventory write-down	—	0.6
Other non-cash items	0.1	0.9
Changes in operating assets and liabilities:
Accounts receivable	(29.7)	(2.4)
Accounts receivable from related parties	—	(0.7)
Inventories	(2.7)	1.3
Prepaid expenses and other assets	1.5	(8.1)
Accounts payable	10.7	16.2
Accrued expenses and other liabilities	(1.8)	2.3
Net cash (used in) provided by operating activities	(15.0)	13.2

Cash flows from investing activities
Capital expenditures	(5.3)	(16.4)
Proceeds from disposal of assets	—	0.1
Net cash used in investing activities	(5.3)	(16.3)

Cash flows from financing activities
Repayments of long-term debt	—	(20.6)
Taxes paid related to net share settlement of equity awards	—	(0.1)
Net cash used in financing activities	—	(20.7)

Net decrease in cash, cash equivalents, and restricted cash	(20.3)	(23.8)
Cash, cash equivalents, and restricted cash at beginning of period	106.7	223.0
Cash and cash equivalents at end of period	$86.4	$199.2

Supplemental cash flow information:
Interest paid	$—	$1.4
Noncash investing and financing activities:
Capital expenditures included in accounts payable	$2.0	$2.0
Operating lease liabilities incurred from obtaining right-of-use assets	$0.8	$0.3
Derecognition of lease liabilities and right-of-use assets due to lease termination	$1.1	$0.3

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2021 Successor	13,990	$0.1	$279.9	$(13.4)	$266.6

Net loss	—	—	—	(7.9)	(7.9)
Activity related to stock plan	—	—	0.9	—	0.9
Balance at March 31, 2021 Successor	13,990	$0.1	$280.8	$(21.3)	$259.6

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2020 Predecessor	5,355	$36.4	$4,382.0	$(4,380.7)	$37.7

Net loss	—	—	—	(11.7)	(11.7)
Activity related to stock plan	20	—	3.0	—	3.0
Balance at March 31, 2020 Predecessor	5,375	$36.4	$4,385.0	$(4,392.4)	$29.0

Net loss	—	—	—	(50.7)	(50.7)
Activity related to stock plan	6	—	3.6	—	3.6
Balance at June 30, 2020 Predecessor	5,381	$36.4	$4,388.6	$(4,443.1)	$(18.1)

Net loss	—	—	—	(68.7)	(68.7)
Activity related to stock plan	—	—	2.8	—	2.8
Balance at September 30, 2020 Predecessor	5,381	$36.4	$4,391.4	$(4,511.8)	$(84.0)

Net income	—	—	—	106.7	106.7
Activity related to stock plan	75	—	16.5	—	16.5
Balance at November 19, 2020 Predecessor	5,456	36.4	4,407.9	(4,405.1)	39.2
Cancellation of Predecessor Equity	(5,456)	(36.4)	(4,407.9)	4,405.1	(39.2)
Balance at November 19, 2020 Predecessor	—	$—	$—	$—	$—

Issuance of Successor Common Stock	13,990	0.1	279.5	—	279.6
Balance at November 19, 2020 Successor	13,990	0.1	279.5	—	279.6

Net loss	—	—	—	(13.4)	(13.4)
Activity related to stock plan	—	—	0.4	—	0.4
Balance at December 31, 2020 Successor	13,990	$0.1	$279.9	$(13.4)	$266.6

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2020. In our opinion, the consolidated financial statements included herein contain all adjustments of a normal, recurring nature considered necessary for a fair presentation of the interim periods. The results of operations of the interim periods are not necessarily indicative of the results of operations to be expected for the full year. There were no items of other comprehensive income in the periods presented.

Emergence From Voluntary Reorganization Under Chapter 11

As described in “Note 1 – Description of Business”, “Note 2 – Restructuring”, and “Note 3 – Fresh Start Accounting” of our Consolidated Financial Statements from our annual report on Form 10-K for the year ended December 31, 2020, we filed voluntary petitions for bankruptcy on September 22, 2020, then emerged from bankruptcy on November 19, 2020 and adopted fresh-start accounting upon emergence.

References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to November 19, 2020. References to “Predecessor” or “Predecessor Company” relate to the financial position and results of operations of the Company prior to, and including, November 19, 2020.

Certain prior year financial statements are not comparable to our current year financial statements due to the adoption of fresh start accounting. Therefore, “black-line” financial statements are presented to distinguish between the Predecessor and Successor periods. The Company’s financial results for future periods will be different from historical trends and the differences may be material.

Intangible Assets

The amount of intangible assets recorded in our consolidated balance sheets for March 31, 2021 (Successor) and December 31, 2020 (Successor), was $7.4 million, of which $6.0 million related to our indefinite-lived tradename and $1.4 million related to our developed technology which is amortized on a straight line basis over a period of three years. Accumulated amortization of this intangible at March 31, 2021 (Successor) and December 31, 2020 (Successor) was $0.2 million and $0.1 million, respectively. Amortization expense in the first quarter of 2021 (Successor) and the first quarter of 2020 (Predecessor) was $0.1 million and zero, respectively.

Fair Value of Financial Instruments

Money market funds, classified as cash and cash equivalents, are the only financial instruments that are measured and recorded at fair value on the Company’s balance sheets. The following table presents money market funds at their level within the fair value hierarchy.

(In millions)	Principal Amount	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Money market funds	$59.6	$59.6	$59.6	$—	$—

December 31, 2020
Money market funds	$59.6	$59.6	$59.6	$—	$—

Reclassifications

Inventory write-downs have been reclassified from costs of revenue to impairments and other charges on the statements of operations for the three months ended March 31, 2020, to conform to current year presentation. This reclassification had no effect on operating loss or net loss as previously reported.

NOTE 2 — RESTRICTED CASH

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated statement of cash flows.

	March 31,	December 31,
(In millions)	2021	2020
Cash and cash equivalents	$86.4	$94.0
Restricted cash included in prepaid expenses and other current assets	—	12.7
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$86.4	$106.7

At December 31, 2020 (Successor), restricted cash included unsettled escrow fees related to our bankruptcy emergence and cash used as collateral for other banking products.

NOTE 3 — CURRENT ECONOMIC ENVIRONMENT

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

The prices that we are able to charge for our services is affected by the supply of hydraulic fracturing equipment that is available in the market to meet customer demand. Since the middle of 2018, the supply of hydraulic fracturing equipment has exceeded the demand for equipment, and as a result, the pricing for our services declined during this period. In 2020, the supply of equipment further exceeded demand as the demand for our services dropped significantly. We have seen prices rebound slightly in the first quarter of 2021, but we remain disciplined with respect to our number of active fleets, and we remain focused on optimizing our utilization and cash flow.

We plan to focus on expanding our commercial strategy, further advancing our technology initiatives, and maintaining our industry leading safety performance. With this strategy, we strive to provide the best service quality for our customers while maintaining a low-cost structure. We believe that these efforts combined with the recent improvements in pricing will generate free cash flow in 2021 and position us for a longer-term recovery.

NOTE 4 — INDEBTEDNESS AND BORROWING FACILITY

Revolving Credit Facility

The maximum availability of credit under the Successor Company’s credit facility is limited at any time to the lesser of $40 million or the borrowing base. The borrowing base is based on percentages of eligible accounts receivable and is subject to certain reserves. In an event of default or if the amount available under the credit facility is less than either 12.5% of our maximum availability or $5.0 million, we will be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. If at any time borrowings and letters of credit issued under the credit facility exceed the borrowing base, we will be required to repay an amount equal to such excess.

The credit facility contains covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase or pay dividends on our common stock, sell substantially all of our assets, make certain investments, or enter into certain other transactions. We were in compliance with all of the covenants in the credit facility at March 31, 2021.

As of March 31, 2021 (Successor), the borrowing base was $35.6 million and therefore our maximum availability under the credit facility was $35.6 million. There were no borrowings outstanding under the credit facility, and letters of credit totaling $4.0 million were issued, resulting in $31.6 million of availability under the credit facility.

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

NOTE 6 — IMPAIRMENTS AND OTHER CHARGES

The following table summarizes our impairments and other charges:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
(In millions)	2021	2020
Transaction and strategic initiative costs	$0.6	$—
Gain on contract termination	(0.3)	—
Supply commitment charges	—	3.2
Inventory write-down	—	0.6
Employee severance costs	—	0.5
Total impairments and other charges	$0.3	$4.3

Transaction and Strategic Initiative Costs

In the first quarter of 2021 (Successor), we incurred $0.6 million of costs related to strategic initiatives.

Gain on Contract Termination

In the first quarter of 2021 (Successor), we terminated a portion our operating lease for certain buildings. We recorded a net gain of $0.3 million as a result of this contract termination.

Supply Commitment Charges

The Predecessor Company incurred supply commitment charges when our purchases of sand from certain suppliers were less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future losses that are considered likely are also required to be recorded in the current period.

In the first quarter of 2020 (Predecessor), we recorded aggregate charges under these supply contracts of $3.2 million. The charges related to actual purchase shortfalls incurred, as well as forecasted losses expected to be incurred and settled in future periods. The purchase shortfalls were largely due to our customers choosing to procure their own sand, often from sand mines closer to their operating areas.

The Company terminated all sand supply contracts upon emergence from bankruptcy. Any amounts due as outlined in the Plan were paid upon emergence and the Company does not expect any future commitment related to these Predecessor contracts.

Inventory Write-down

In the first quarter of 2020 (Predecessor), we recorded $0.6 million of inventory write-downs to reduce excess, obsolete and slow-moving inventory to its estimated net realizable value.

Employee Severance Costs

In the first quarter of 2020 (Predecessor), we incurred employee severance costs of $0.5 million in connection with our cost reduction measures to mitigate losses from the decline in customer activity levels due to the low commodity price environment.

NOTE 7 — INCOME TAXES

We provide a valuation allowance against all deferred tax assets in excess of our deferred tax liabilities. As a result, we only record income tax expense for states that limit the deduction of net operating loss carryforwards and for foreign income taxes.

Upon our emergence from bankruptcy on November 19, 2020 an ownership change under Internal Revenue Code Section 382 occurred. This change substantially reduced our pre-Chapter 11 net operating loss carryforwards and certain other tax deductions.

At each reporting date, we consider all available positive and negative evidence to evaluate whether our deferred tax assets are more likely than not to be realized. A significant piece of negative evidence that we consider is whether we have incurred cumulative losses (generally defined as losses before income taxes) in recent years. Such negative evidence weighs heavily against other more subjective positive evidence such as our projections for future taxable income. Notwithstanding a three-year cumulative income, we concluded that a full valuation allowance was still required at March 31, 2021, because of the significant fluctuations of our business in recent years, and our losses before income taxes for the year ended December 31, 2020, and the for three months ended March 31, 2021.

NOTE 8 — EARNINGS PER SHARE

The numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for our common stock are calculated as follows:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
(Dollars in millions, except per share amounts)	2021	2020
Numerator:
Net loss used for basic and diluted EPS computations	$(7.9)	$(11.7)

Denominator:
Weighted average shares used for basic EPS computation (in thousands)	13,990	5,367
Effect of dilutive securities:
Dilutive potential of equity awards	—	—
Number of shares used for diluted EPS computation (in thousands)	13,990	5,367
Basic and diluted EPS	$(0.56)	$(2.18)

We had 203,000 and 125,000 restricted stock units outstanding at March 31, 2021 (Successor) and 2020 (Predecessor), respectively, that were not included in the calculation of diluted EPS for the periods presented because the effect would be antidilutive. These securities would be included in the calculation of diluted EPS in future periods if the

Company generates positive net income for purposes of the calculation. The Company also has performance based restricted stock units, stock options, and warrants outstanding that could become potentially dilutive in future periods depending on the company’s market capitalization.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

With respect to the litigation matter below, if there is an adverse outcome individually or collectively, there could be a material adverse effect on the Company’s consolidated financial position or results of operations. Litigation matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Therefore, there can be no assurance as to the ultimate outcome of litigation matters. Regardless of the outcome, any such litigation and claims can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the use of the terms “FTSI,” “Company,” “we,” “us,” “our” or “ours” refer to FTS International, Inc., together with its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this quarterly report on Form 10-Q as well as information in our annual report on Form 10-K for the year ended December 31, 2020. Unless otherwise specified, all comparisons made are to the corresponding period of 2020. Certain prior year financial statements are not comparable to our current year financial statements due to the adoption of fresh start accounting. We believe that describing certain year-over-year variances in our activity levels, revenue and expenses facilitates a meaningful analysis of our results of operations and is useful in identifying current business trends. References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to November 19, 2020. References to “Predecessor” or “Predecessor Company” relate to the financial position and results of operations of the Company prior to, and including, November 19, 2020.

Overview

We are one of the largest providers of hydraulic fracturing services in North America. Our services stimulate hydrocarbon flow from oil and natural gas wells drilled by E&P companies. We had 1.4 million total hydraulic horsepower across 28 fleets as of March 31, 2021. We averaged 13 active fleets in the first quarter of 2021. We operate in the major basins in the United States.

Summary Financial Results

●	Total revenue for the first quarter of 2021 (Successor) was $95.9 million, which represented a decrease of $55.6 million from the same period in 2020 (Predecessor).
●	Net loss for the first quarter of 2021 (Successor) was $7.9 million, which represented an improvement of $3.8 million from the same period in 2020 (Predecessor).
●	Adjusted EBITDA for the first quarter of 2021 (Successor) was $7.8 million, which represented a decrease of $14.5 million from the same period in 2020 (Predecessor).

Industry trends and business outlook

Our business depends on the willingness of E&P companies to make expenditures to explore for, develop, and produce oil and natural gas in the United States. The willingness of E&P companies to undertake these activities is predominantly influenced by current and expected future prices for oil and natural gas. A widely watched indicator of E&P companies’ aggregate activity levels is the drilling rig count, or rig count. The active horizontal rig count is a subset of the total rig count and is the most strongly correlated with the aggregate industry demand for hydraulic fracturing services. The average horizontal rig count was approximately 350 for the first quarter of 2021 compared to an average of approximately 700 for the same period last year, according to a report by Baker Hughes.

The prices that we are able to charge for our services are affected by the supply of hydraulic fracturing equipment that is available in the market to meet customer demand. Since the middle of 2018, the supply of hydraulic fracturing equipment has exceeded the demand for equipment, and as a result, the pricing for our services declined during this period. In 2020, the supply of equipment further exceeded demand as the demand for our services dropped significantly. We have seen prices rebound slightly in the first quarter of 2021, but we remain disciplined with respect to our number of active fleets, and we remain focused on optimizing our utilization and cash flow.

We plan to focus on expanding our commercial strategy, further advancing our technology initiatives, and maintaining our industry leading safety performance. With this strategy, we strive to provide the best service quality for our customers while maintaining a low-cost structure. Currently, we believe that these efforts combined with the recent improvements in pricing will generate free cash flow in 2021 and position us for a longer-term recovery.

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

Results of Operations

Revenue

The following table includes certain operating statistics that affect our revenue:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
(Dollars in millions)	2021	2020
Revenue	$95.9	$150.8
Revenue from related parties	—	0.7
Total revenue	$95.9	$151.5

Total fracturing stages	7,067	6,888
Active fleets (1)	13.0	16.0
Total fleets (2)	28.0	28.0

_____________________________

(1)	Active fleets is the average number of fleets operating during the period. We had 13 and 7 active fleets at March 31, 2021 (Successor) and 2020 (Predecessor), respectively.
(2)	Total fleets is the total number of fleets owned at the end of the period.

Total revenue for the first quarter of 2021 (Successor) decreased by $55.6 million from the same period in 2020 (Predecessor). This decrease was primarily due to lower average pricing of our services.

The number of fracturing stages completed per average active fleet for the first quarter of 2021 (Successor) increased by 26.3% from the same period in 2020 (Predecessor) due to continued improvements in our operating efficiencies.

Costs of revenue

The following table summarizes our costs of revenue:

	Successor		Predecessor
	Three Months Ended March 31,		Three Months Ended March 31,
	2021		2020

		As a Percent		As a Percent
(Dollars in millions)	Dollars	of Revenue	Dollars	of Revenue
Costs of revenue, excluding depreciation and amortization	$78.5	81.8%	$114.6	75.7%
Depreciation — costs of revenue	13.4	14.0%	20.5	13.5%
Total costs of revenue	$91.9	95.8%	$135.1	89.2%

Total costs of revenue for the first quarter of 2021 (Successor) decreased by $43.2 million from the same periods in 2020 (Predecessor). This decrease was primarily due to the decrease in our costs of revenue, excluding depreciation.

Costs of revenue, excluding depreciation, for the first quarter of 2021 (Successor) decreased by $36.1 million from the same period in 2020 (Predecessor). The decrease was due to lower operating costs from our cost reduction efforts, a decrease in the prices for materials used in the fracturing process, and an increase in the portion of customers who provide their own proppant and fuel.

Depreciation for our service equipment for the first quarter of 2021 (Successor) decreased by $7.1 million from the period in 2020 (Predecessor). The decrease was driven by reduced capital expenditures in the first quarter of 2021 and reduced asset values related to our restructuring and Fresh Start accounting in the fourth quarter of 2020.

Total costs of revenue as a percentage of total revenue for the first quarter of 2021 (Successor) increased by 6.6 percentage points from 89.2% in 2020 (Predecessor) to 95.8% in 2021 (Successor). This increase was primarily due a decrease in the pricing for our services in the first quarter of 2021 (Successor).

Selling, general and administrative expense

Selling, general and administrative expense for the first quarter of 2021 (Successor) decreased by $7.2 million from the same period in 2020 (Predecessor). This decrease was primarily due to lower compensation from lower average headcount and reduced salaries, lower bad debt expense, and reduced professional fees.

Depreciation and amortization

The following table summarizes our depreciation and amortization:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
(In millions)	2021	2020
Costs of revenue (1)	$13.4	$20.5
Other (2)	0.4	0.9
Amortization (3)	0.1	—
Total depreciation and amortization	$13.9	$21.4

_________________________

(1)	Related to service equipment discussed under the “Costs of revenue” heading of this discussion and analysis.
(2)	Related to all long-lived assets other than service equipment.
(3)	Related to amortization of our developed technology intangible asset.

Depreciation and amortization for the first quarter of 2021 (Successor) decreased by $7.5 million from the same period in 2020 (Predecessor). The decrease was driven by reduced capital expenditures in the first quarter of 2021 (Successor) and reduced asset values related to our restructuring and Fresh Start accounting in the fourth quarter of 2020 (Predecessor).

Impairments and other charges

The following table summarizes our impairments and other charges:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
(In millions)	2021	2020
Transaction and strategic initiative costs	$0.6	$—
Gain on contract termination	(0.3)	—
Supply commitment charges	—	3.2
Inventory write-down	—	0.6
Employee severance costs	—	0.5
Total impairments and other charges	$0.3	$4.3

Transaction and Strategic Initiative Costs: In the first quarter of 2021 (Successor), we incurred $0.6 million in costs related to specific strategic initiatives.

Gain on Contract Termination: In the first quarter of 2021 (Successor), we terminated a portion our operating lease for certain buildings. We recorded a net gain of $0.3 million as a result of this contract termination.

Supply Commitment Charges: The Predecessor Company incurred supply commitment charges when our purchases of sand from certain suppliers were less than the minimum purchase commitments in our supply contracts. According to the accounting guidance for firm purchase commitments, future losses that are considered likely are also required to be recorded in the current period.

In the first quarter of 2020 (Predecessor), we recorded aggregate charges under these supply contracts of $3.2 million. The charges related to actual purchase shortfalls incurred, as well as forecasted losses expected to be incurred and settled in future periods. The purchase shortfalls were largely due to our customers choosing to procure their own sand, often from sand mines closer to their operating areas.

The Company terminated all sand supply contracts upon emergence from bankruptcy. Any amounts due as outlined in the Plan were paid upon emergence and the Company does not expect any future commitment related to these Predecessor contracts.

Inventory Write-downs: In the first quarter of 2020 (Predecessor), we incurred $0.6 million in inventory write-downs to reduce excess, obsolete and slow-moving inventory to its estimated net realizable value.

Employee Severance Costs: In the first quarter of 2020 (Predecessor), we incurred employee severance costs of $0.5 million in connection with our cost reduction measures to mitigate losses from the decline in customer activity levels due to the low commodity price environment.

Interest expense, net

Interest expense, net of interest income, for the first quarter of 2021 (Successor) decreased by $7.2 million from the same period in 2020 (Predecessor). The decrease was primarily due to the elimination of the Predecessor Company’s debt and related interest upon emergence from bankruptcy on November 19, 2020.

Extinguishment of debt

In the first quarter of 2020 (Predecessor), we repaid $22.6 million of aggregate principal amount of our Term Loan Agreement using cash on hand and recognized a gain on this debt extinguishment of $2.0 million. The Predecessor Company’s debt was eliminated upon emergence from bankruptcy on November 19, 2020.

Reorganization items

We have incurred expenses associated with the bankruptcy proceedings. These items are classified as reorganization items in our consolidated statements of operations. The following table summarizes our reorganization items:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
(In millions)	2021	2020
Legal and professional fees	$0.2	$—
Other claims and charges	0.3	—
Total reorganization items	$0.5	$—

Income taxes

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

Reconciliation of Adjusted EBITDA

The following table reconciles our net income or loss to Adjusted EBITDA:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
(In millions)	2021	2020
Net loss	$(7.9)	$(11.7)
Interest expense, net	0.1	7.3
Income tax benefit	—	—
Depreciation and amortization	13.9	21.4
Gain on disposal of assets, net	—	(0.1)
Gain on extinguishment of debt, net	—	(2.0)
Stock-based compensation	0.9	3.1
Supply commitment charges	—	3.2
Inventory write-down	—	0.6
Employee severance costs	—	0.5
Transaction and strategic initiative costs	0.6	—
Gain on contract termination	(0.3)	—
Reorganization items	0.5	—
Adjusted EBITDA (1)	$7.8	$22.3

_____________________________

(1)	Adjusted EBITDA is a non-GAAP financial measure that we define as earnings before interest, income taxes, and depreciation and amortization; as well as, the following items, if applicable: gain or loss on disposal of assets; debt extinguishment gains or losses; inventory write-downs; asset and goodwill impairments; gain on insurance recoveries; acquisition earn-out adjustments; stock-based compensation; supply commitment charges; acquisition or disposition transaction costs; gain on sale of equity interest in joint venture affiliate; employee severance cost related to corporate-wide cost reduction initiatives; transaction and strategic initiative costs; reorganization items; and loss on contract termination. The most comparable financial measure to Adjusted EBITDA under GAAP is net income or loss. Adjusted EBITDA is used by management to evaluate the operating performance of our business for comparable periods and it is a metric used for management incentive compensation. Adjusted EBITDA should not be used by investors or others as the sole basis for formulating investment decisions, as it excludes a number of important items. We believe Adjusted EBITDA is an important indicator of operating performance because it excludes the effects of our capital structure and certain non-cash items from our operating results. Adjusted EBITDA is also commonly used by investors in the oilfield services industry to measure a company’s operating performance, although our definition of Adjusted EBITDA may differ from other industry peer companies.

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2021 (Successor), we had $86.4 million of cash and cash equivalents and $31.6 million of availability under our revolving credit facility, which resulted in a total liquidity position of $118.0 million. We believe that our cash and cash equivalents, any cash provided by operations, and the availability under our revolving credit facility will be sufficient to fund our operations, capital expenditures, and contractual obligations for at least the next 12 months.

The maximum availability of credit under the credit facility is limited at any time to the lesser of $40 million or the borrowing base. The borrowing base is based on percentages of eligible accounts receivable and is subject to certain reserves. As of March 31, 2021 (Successor), our borrowing base was $35.6 million and therefore our maximum availability under the credit facility was $35.6 million. There were no borrowings outstanding under the credit facility, and letters of credit totaling $4.0 million were issued, resulting in $31.6 million of availability under the credit facility.

Cash Flows

The following table summarizes our cash flows:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
(In millions)	2021	2020
Net income or loss adjusted for non-cash items	$7.0	$15.8
Changes in operating assets and liabilities	(22.0)	8.6
Cash paid to settle supply commitment charges	—	(11.2)
Net cash (used in) provided by operating activities	(15.0)	13.2
Net cash used in investing activities	(5.3)	(16.3)
Net cash used in financing activities	—	(20.7)
Net decrease in cash, cash equivalents, and restricted cash	(20.3)	(23.8)
Cash, cash equivalents, and restricted cash at beginning of period	106.7	223.0
Cash and cash equivalents at end of period	$86.4	$199.2

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

Cash flows from operating activities: Net cash used by operating activities was $15.0 million and provided by operating activities was $13.2 million in the first quarter of 2021 (Successor) and 2020 (Predecessor), respectively. Cash flows from operating activities consist of net income or loss adjusted for non-cash items, changes in operating assets and liabilities and cash paid to settle supply commitment charges. Net income or loss adjusted for non-cash items resulted in a cash increase of $7.0 million and $15.8 million in the first quarter of 2021 (Successor) and 2020 (Predecessor), respectively. This change was primarily due to lower earnings in 2021 (Successor) after excluding supply commitment charges. The net change in operating assets and liabilities resulted in a cash decrease of $22.0 million and a cash increase of $8.6 million in the first quarter of 2021 (Successor) and 2020 (Predecessor), respectively. The cash decrease in 2021 (Successor) was due to a build-up of working capital.

Cash flows from investing activities: Net cash used in investing activities was $5.3 million and $16.3 million in the first quarter of 2021 (Successor) and 2020 (Predecessor), respectively. This increase was primarily due to decreased capital expenditures in 2021 (Successor).

Cash flows from financing activities: Net cash used in financing activities was zero and $20.7 million in the first quarter of 2021 (Successor) and 2020 (Predecessor), respectively. In the first quarter of 2020 (Predecessor) we used $20.6 million of cash to repay long-term debt. The Predecessor Company’s debt was eliminated upon emergence from bankruptcy on November 19, 2020.

Cash Requirements

Contractual Commitments and Obligations

There have been no significant changes to our contractual obligations outside the ordinary course of business and bankruptcy proceedings since December 31, 2020. Please refer to our annual report on Form 10-K for the year ended December 31, 2020 for additional information regarding our contractual obligations.

Capital expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for the first quarter of 2021 (Successor) represented the amount necessary to support our current operations. We estimate total capital expenditures in 2021 (Successor) will range from $30 million to $40 million, which will support our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Controls

There has been no change in internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 10 — “Commitments and Contingencies” in the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which are incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

*Filed herewith
**Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTS INTERNATIONAL, INC.

Dated: May 5, 2021	By:	/s/ Michael J. Doss
Michael J. Doss
Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 5, 2021	By:	/s/ Lance D. Turner
Lance D. Turner
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)