Form 10-Q
period 2021-09-30
FTS International, Inc.
filed 2021-11-05
CIK 1529463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

]

As of November 1, 2021, the registrant had 13,750,545 shares of Class A common stock, par value $0.01 per share, and 312,306 shares of Class B common stock, par value $0.01 per share, outstanding.

FTS INTERNATIONAL, INC.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical or current fact included in this quarterly report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. Forward-looking statements may be identified by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures and growth rates, our plans and objectives for future operations, growth or initiatives, our strategies and our expectations regarding the consummation and effects of ProFrac Holdings, LLC’s proposed acquisition of us (the “ProFrac Acquisition”) are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, investors should not unduly rely on such statements. These risks and uncertainties, include, but are not limited to: the inability to consummate the proposed ProFrac Acquisition; the diversion of resources and disruptions to our business due to the proposed ProFrac Acquisition; the effects of the proposed ProFrac Acquisition on the interests of various constituents; a further decline or future decline in domestic spending by the onshore oil and natural gas industry; continued volatility or future volatility in oil and natural gas prices; deterioration in general economic conditions or a continued weakening or future weakening of the broader energy industry; federal, state and local regulation of hydraulic fracturing and other oilfield service activities, as well as exploration and production activities; our ability to obtain permits, approvals and authorizations from governmental and third parties; the effects of or changes to U.S. and foreign government regulation; the price and availability of alternative fuels and energy sources; the discovery rates of new oil and natural gas reserves; the ability to staff field personnel; shortages, delays in delivery, and interruptions in supply of equipment and materials; and other factors described in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2020 and our subsequent reports on Forms 10-Q and 8-K.

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

PART 1 – FINANCIAL INFORMATION

Item 1.Financial Statements

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Revenue
Revenue	$90.9	$32.1	$286.6	$212.4
Revenue from related parties	—	—	—	0.7
Total revenue	90.9	32.1	286.6	213.1

Operating expenses
Costs of revenue (excluding depreciation of $12.6, $16.8, $39.8 and $56.5 respectively, included in depreciation and amortization below)	73.6	30.7	227.3	174.2
Selling, general and administrative	11.7	11.8	34.7	42.7
Depreciation and amortization	13.1	17.8	41.3	59.4
Impairments and other charges	0.5	19.4	1.0	34.0
Loss on disposal of assets, net	1.6	—	1.6	0.1
Total operating expenses	100.5	79.7	305.9	310.4

Operating loss	(9.6)	(47.6)	(19.3)	(97.3)

Interest expense, net	—	(7.4)	(0.2)	(22.1)
Gain on extinguishment of debt, net	—	—	—	2.0
Reorganization items	(0.3)	(13.7)	(0.8)	(13.7)

Loss before income taxes	(9.9)	(68.7)	(20.3)	(131.1)
Income tax expense	0.1	—	0.2	—

Net loss	$(10.0)	$(68.7)	$(20.5)	$(131.1)

Basic and diluted loss per share	$(0.71)	$(12.77)	$(1.46)	$(24.39)
Shares used in computing basic and diluted earnings per share (in thousands)	14,062	5,381	14,016	5,376

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions, except share amounts)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$87.9	$94.0
Accounts receivable, net	55.0	26.9
Inventories	36.4	29.0
Prepaid expenses and other current assets	4.9	19.5
Total current assets	184.2	169.4

Property, plant, and equipment, net	129.2	132.3
Operating lease right-of-use assets	3.0	4.5
Intangible assets, net	7.0	7.4
Other assets	1.5	1.4
Total assets	$324.9	$315.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$57.0	$26.9
Accrued expenses	13.8	12.5
Current portion of operating lease liabilities	1.8	3.0
Other current liabilities	0.3	0.3
Total current liabilities	72.9	42.7

Operating lease liabilities	1.9	3.3
Other liabilities	2.0	2.4
Total liabilities	76.8	48.4

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock Class A, $0.01 par value, 49,000,000 authorized, 13,749,337 issued and outstanding at September 30, 2021 and 13,677,664 issued and outstanding at December 31, 2020 Common stock Class B, $0.01 par value, 1,000,000 authorized, 312,306 issued and outstanding at September 30, 2021 and December 31, 2020	0.1	0.1
Additional paid-in capital	281.9	279.9
Accumulated deficit	(33.9)	(13.4)
Total stockholders’ equity	248.1	266.6
Total liabilities and stockholders’ equity	$324.9	$315.0

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions)	2021	2020
Cash flows from operating activities
Net loss	$(20.5)	$(131.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41.3	59.4
Stock-based compensation	3.3	9.4
Amortization of debt discounts and issuance costs	—	2.0
Loss on disposal of assets, net	1.6	0.1
Gain on extinguishment of debt, net	—	(2.0)
Non-cash provision for supply commitment charges	—	9.1
Cash paid to settle supply commitment charges	—	(18.8)
Non-cash reorganization items	—	12.3
Inventory write-down	—	5.1
Other non-cash items	0.1	0.9
Changes in operating assets and liabilities:
Accounts receivable	(28.2)	47.5
Inventories	(7.4)	4.8
Prepaid expenses and other assets	0.6	(4.3)
Accounts payable	13.4	(20.9)
Accrued expenses and other liabilities	1.0	(4.3)
Net cash provided by (used in) operating activities	5.2	(30.8)

Cash flows from investing activities
Capital expenditures	(25.8)	(19.3)
Proceeds from disposal of assets	3.1	0.1
Net cash used in investing activities	(22.7)	(19.2)

Cash flows from financing activities
Repayments of long-term debt	—	(20.6)
Taxes paid related to net share settlement of equity awards	(1.3)	(0.1)
Net cash used in financing activities	(1.3)	(20.7)

Net decrease in cash, cash equivalents, and restricted cash	(18.8)	(70.7)
Cash, cash equivalents, and restricted cash at beginning of period	106.7	223.0
Cash and cash equivalents at end of period	$87.9	$152.3

Supplemental cash flow information:
Interest paid	$—	$14.6
Income tax payments	$0.2	$0.4
Noncash investing and financing activities:
Capital expenditures included in accounts payable	$17.1	$0.1
Operating lease liabilities incurred from obtaining right-of-use assets	$1.5	$0.6
Derecognition of lease liabilities and right-of-use assets due to lease termination	$1.1	$10.7

The accompanying notes are an integral part of these consolidated financial statements.

FTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021 Successor	13,990	$0.1	$279.9	$(13.4)	$266.6

Net loss	—	—	—	(7.9)	(7.9)
Activity related to stock plan	—	—	0.9	—	0.9
Balance at March 31, 2021 Successor	13,990	$0.1	$280.8	$(21.3)	$259.6

Net loss	—	—	—	(2.6)	(2.6)
Activity related to stock plan	72	—	0.4	—	0.4
Balance at June 30, 2021 Successor	14,062	$0.1	$281.2	$(23.9)	$257.4

Net loss	—	—	—	(10.0)	(10.0)
Activity related to stock plans	—	—	0.7	—	0.7
Balance at September 30, 2021 Successor	14,062	$0.1	$281.9	$(33.9)	$248.1

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
(Dollars in millions and shares in thousands)	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2020 Predecessor	5,355	$36.4	$4,382.0	$(4,380.7)	$37.7

Net loss	—	—	—	(11.7)	(11.7)
Activity related to stock plan	20	—	3.0	—	3.0
Balance at March 31, 2020 Predecessor	5,375	$36.4	$4,385.0	$(4,392.4)	$29.0

Net loss	—	—	—	(50.7)	(50.7)
Activity related to stock plan	6	—	3.6	—	3.6
Balance at June 30, 2020 Predecessor	5,381	$36.4	$4,388.6	$(4,443.1)	$(18.1)

Net loss	—	—	—	(68.7)	(68.7)
Activity related to stock plan	—	—	2.8	—	2.8
Balance at September 30, 2020 Predecessor	5,381	$36.4	$4,391.4	$(4,511.8)	$(84.0)

Net income	—	—	—	106.7	106.7
Activity related to stock plan	75	—	16.5	—	16.5
Balance at November 19, 2020 Predecessor	5,456	36.4	4,407.9	(4,405.1)	39.2
Cancellation of Predecessor Equity	(5,456)	(36.4)	(4,407.9)	4,405.1	(39.2)
Balance at November 19, 2020 Predecessor	—	$—	$—	$—	$—

Issuance of Successor Common Stock	13,990	0.1	279.5	—	279.6
Balance at November 19, 2020 Successor	13,990	0.1	279.5	—	279.6

Net loss	—	—	—	(13.4)	(13.4)
Activity related to stock plan	—	—	0.4	—	0.4
Balance at December 31, 2020 Successor	13,990	$0.1	$279.9	$(13.4)	$266.6

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

Intangible Assets

The amount of intangible assets recorded in our consolidated balance sheets as of September 30, 2021 (Successor) and December 31, 2020 (Successor) was $7.4 million, of which $6.0 million related to our indefinite-lived tradename and $1.4 million related to our developed technology which is being amortized on a straight-line basis over a period of three years. Accumulated amortization of this intangible as of September 30, 2021 (Successor) and December 31, 2020 (Successor) was $0.4 million and $0.1 million, respectively. Amortization expense in the third quarter and first nine months of 2021 (Successor) was $0.2 million and $0.4 million, respectively. In the first nine months of 2020 (Predecessor), amortization expense was zero.

Fair Value of Financial Instruments

Money market funds, classified as cash and cash equivalents, are the only financial instruments that are measured and recorded at fair value on the Company’s balance sheets. The following table presents money market funds at their level within the fair value hierarchy.

(In millions)	Principal Amount	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2021
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

NOTE 2 — RESTRICTED CASH

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated statement of cash flows.

	September 30,	December 31,
(In millions)	2021	2020
Cash and cash equivalents	$87.9	$94.0
Restricted cash included in prepaid expenses and other current assets	—	12.7
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$87.9	$106.7

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

The prices that we are able to charge for our services is affected by the supply of hydraulic fracturing equipment that is available in the market to meet customer demand. Since the middle of 2018, the supply of hydraulic fracturing equipment has exceeded the demand for equipment, and as a result, the pricing for our services declined during this period. In 2020, the supply of equipment further exceeded demand as the demand for our services dropped significantly due to the pandemic. Pricing has increased in 2021 but still remains below pre-pandemic levels. As a result, we remain disciplined with respect to our number of active fleets, and we remain focused on optimizing our utilization and cash flow.

The third quarter of 2021 was negatively impacted by underutilization driven by customer scheduling changes. We expect these to be non-recurring issues and expect our utilization to improve in the remainder of the year.

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

The credit facility contains covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase or pay dividends on our common stock, sell substantially all of our assets, make certain investments, or enter into certain other transactions. We were in compliance with all of the covenants in the credit facility at September 30, 2021.

As of September 30, 2021 (Successor), the borrowing base was $36.6 million and therefore our maximum availability under the credit facility was $36.6 million. There were no borrowings outstanding under the credit facility, and letters of credit totaling $4.4 million were issued, resulting in $32.2 million of availability under the credit facility.

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

NOTE 6 — IMPAIRMENTS AND OTHER CHARGES

The following table summarizes our impairments and other charges:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2021	2020	2021	2020
Transaction and strategic initiative costs	$0.5	$18.5	$1.3	$18.5
Loss (Gain) on contract termination	—	0.3	(0.3)	0.3
Supply commitment charges	—	—	—	9.1
Inventory write-down	—	0.6	—	5.1
Employee severance costs	—	—	—	1.0
Total impairments and other charges	$0.5	$19.4	$1.0	$34.0

Transaction and Strategic Initiative Costs

In the third quarter and first nine months of 2021 (Successor), we incurred $0.5 million and $1.3 million of costs related to strategic initiatives. In the third quarter of 2020 (Predecessor), in preparation for and prior to filing our Chapter 11 Cases, we incurred and paid $7.0 million in legal and professional fees and paid $11.5 million to certain holders of our Term Loan Agreement and Secured Notes pursuant to the Restructuring Support Agreement.

Loss (Gain) on Contract Termination

In the first quarter of 2021 (Successor), we terminated a portion of our operating lease for certain buildings. We recorded a net gain of $0.3 million as a result of this contract termination. In the third quarter of 2020 (Predecessor), we terminated our operating leases for containerized proppant delivery and a sand supply contract. We recorded a net loss of $0.3 million as a result of these contract terminations.

Supply Commitment Charges

The Predecessor Company incurred supply commitment charges when our purchases of sand from certain suppliers were less than the minimum purchase commitments in our supply contracts.

In the third quarter and first nine months of 2020 (Predecessor), we recorded aggregate charges under these supply contracts of zero and $9.1 million, respectively. The purchase shortfalls were largely due to our customers choosing to procure their own sand, often from sand mines closer to their operating areas.

The Company terminated all sand supply contracts upon emergence from bankruptcy. Any amounts due as outlined in the Plan were paid upon emergence and the Company does not expect any future commitment related to these Predecessor contracts.

Inventory Write-down

In the third quarter and first nine months of 2020 (Predecessor), we recorded $0.6 million and $5.1 million, respectively, of inventory write-downs to reduce excess, obsolete and slow-moving inventory to its estimated net realizable value.

Employee Severance Costs

In the third quarter and first nine months of 2020 (Predecessor), we incurred employee severance costs of zero and $1.0 million, respectively, in connection with our cost reduction measures to mitigate losses from the decline in customer activity levels due to the low commodity price environment.

NOTE 7 — ASSET DISPOSALS

In the third quarter of 2021 (Successor), we received $3.1 million of proceeds and recognized a $1.6 million loss on the sale of various assets; the majority of which is from the sale of our Shreveport facility and related assets.

NOTE 8 — INCOME TAXES

We provide a valuation allowance against our deferred tax assets which we believe are not likely to be realizable. As a result, no income tax benefit was recorded and income tax expense was only recorded for certain states that limit or do not provide for net operating loss deductions.

At each reporting date, we consider all available positive and negative evidence to evaluate whether our deferred tax assets are more likely than not to be realized. A significant piece of negative evidence that we consider is whether we have incurred cumulative losses (generally defined as losses before income taxes) in recent years. Such negative evidence weighs heavily against other more subjective positive evidence such as our projections for future taxable income. Due to the significant fluctuations of our business in recent years, the three year cumulative loss through September 30, 2021 and our losses before income taxes for the most recent periods, we concluded that a full valuation allowance was still required at September 30, 2021.

Upon our emergence from bankruptcy on November 19, 2020, we believe an ownership change under Internal Revenue Code Section (IRC) 382 occurred. An ownership change under IRC Section 382 would substantially reduce our ability to utilize pre-emergence net operating losses and other tax deductions related to built-in loss items. IRC Section 382(l)(5) can avoid the IRC Section 382 limit if certain requirements are met. If the Company were to incur an additional ownership change of more than 50% of their equity within a two (2) year period following emergence from Chapter 11, the Company’s tax attributes (mainly net operating losses) at the time of the second ownership change would be fully limited. In addition, limitations on the ability to deduct built-in loss items would exist for sixty (60) months following the second ownership change. As described in detail in Note 11 and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has entered into an agreement to be acquired by ProFrac Holdings. If this ProFrac transaction is consummated, it would represent an additional ownership change within two (2) years of emergence from bankruptcy.

NOTE 9 — EARNINGS PER SHARE

The numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for our common stock are calculated as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Numerator:
Net loss used for basic and diluted EPS computations	$(10.0)	$(68.7)	$(20.5)	$(131.1)

Denominator:
Weighted average shares used for basic EPS computation (in thousands)	14,062	5,381	14,016	5,376
Effect of dilutive securities:
Dilutive potential of equity awards	—	—	—	—
Number of shares used for diluted EPS computation (in thousands)	14,062	5,381	14,016	5,376
Basic and diluted EPS	$(0.71)	$(12.77)	$(1.46)	$(24.39)

We had 270,000 and 95,000 restricted stock units outstanding as of September 30, 2021 (Successor) and September 30, 2020 (Predecessor), respectively, that were not included in the calculation of diluted EPS for the periods presented because the effect would be antidilutive. These securities would be included in the calculation of diluted EPS in future periods if the Company generates positive net income for purposes of the calculation. The Company also has performance based restricted stock units, stock options, and warrants outstanding that could become potentially dilutive in future periods depending on the company’s market capitalization.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

NOTE 11 — SUBSEQUENT EVENTS

On October 21, 2021, we entered into an agreement and plan of merger to be acquired by ProFrac Holdings, LLC., a leading oilfield services company, in an all-cash transaction that values FTSI at approximately $407.5 million, including payments to holders of outstanding warrants. Under the terms of the agreement, which has been unanimously approved by FTSI’s Board of Directors, FTSI stockholders will receive $26.52 per share of FTSI common stock in cash. This represents approximately a 14% premium over the Company’s 60-day volume-weighted average closing share price through October 21, 2021.

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

Overview

We are one of the largest providers of hydraulic fracturing services in North America. Our services stimulate hydrocarbon flow from oil and natural gas wells drilled by E&P companies. We had 1.3 million total hydraulic horsepower across 25 fleets as of September 30, 2021. We averaged 13 active fleets in the third quarter of 2021. We operate in the major basins in the United States.

Summary Financial Results

●	Total revenue for the third quarter and first nine months of 2021 (Successor) was $90.9 million and $286.6 million, which represented an increase of $58.8 million and $73.5 million, respectively, from the same periods in 2020 (Predecessor).
●	Net loss for the third quarter and first nine months of 2021 (Successor) was $10.0 million and $20.5 million, which represented a reduced loss of $58.7 million and $110.6 million, respectively, from the same periods in 2020 (Predecessor).
●	Adjusted EBITDA for the third quarter and first nine months of 2021 (Successor) was $6.3 million and $27.9 million, which represented an increase of $13.9 million and $22.3 million, respectively, from the same periods in 2020 (Predecessor).

Industry trends and business outlook

Our business depends on the willingness of E&P companies to make expenditures to explore for, develop, and produce oil and natural gas in the United States. The willingness of E&P companies to undertake these activities is predominantly influenced by current and expected future prices for oil and natural gas. A widely watched indicator of E&P companies’ aggregate activity levels is the drilling rig count, or rig count. The active horizontal rig count is a subset of the total rig count and is the most strongly correlated with the aggregate industry demand for hydraulic fracturing services. The average horizontal rig count was approximately 450 and 400 for the third quarter and first nine months of 2021, respectively, compared to an average of approximately 220 and 420 for the same respective periods last year, according to a report by Baker Hughes. This remains well below the average horizontal rig count of approximately 900 in 2018 according to the same report.

The prices that we are able to charge for our services are affected by the supply of hydraulic fracturing equipment that is available in the market to meet customer demand. Since the middle of 2018, the supply of hydraulic fracturing equipment has exceeded the demand for equipment, and as a result, the pricing for our services declined during this period. In 2020, the supply of equipment further exceeded demand as the demand for our services dropped significantly due to the pandemic. Pricing has increased in 2021 but still remains below pre-pandemic levels. As a result, we remain disciplined with respect to our number of active fleets, and we remain focused on optimizing our utilization and cash flow.

The third quarter of 2021 was negatively impacted by underutilization driven by customer scheduling changes. We expect these to be non-recurring issues and expect our utilization to improve in the remainder of the year.

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

Proposed Acquisition

On October 21, 2021, we entered into an agreement and plan of merger to be acquired by ProFrac Holdings, LLC (“ProFrac”), a leading oilfield services company, in an all-cash transaction that values FTSI at approximately $407.5 million, including payments to holders of outstanding warrants. Under the terms of the agreement, which has been unanimously approved by FTSI’s Board of Directors (the “Board”), FTSI stockholders will receive $26.52 per share of FTSI common stock in cash. This represents approximately a 14% premium over the Company’s 60-day volume-weighted average closing share price through October 21, 2021.

The agreement includes a 45-day “go-shop” period expiring December 5, 2021. This allows the Board and its advisors to solicit alternative acquisition proposals from third parties. The Board will have the right to terminate the merger agreement with ProFrac to enter into a superior proposal, subject to the terms and conditions of the merger agreement.

The transaction with ProFrac is expected to close in the first quarter of 2022, subject to customary closing conditions, including approval by FTSI stockholders and receipt of regulatory approvals. The Company’s obligation to close the transaction is also conditioned upon approval by a majority of the Company’s stockholders, excluding its largest stockholder THRC Holdings, which is an affiliate of ProFrac. Upon closing of the transaction, the Company’s common stock will no longer be listed on any public market.

The foregoing description of the agreement and plan of merger is not complete and is qualified in its entirety by reference to the full text of such document, which is filed herewith as Exhibit 2.1 and incorporated herein by reference.

Results of Operations

Revenue

The following table includes certain operating statistics that affect our revenue:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in millions)	2021	2020	2021	2020
Revenue	$90.9	$32.1	$286.6	$212.4
Revenue from related parties	—	—	—	0.7
Total revenue	$90.9	$32.1	$286.6	$213.1

Total fracturing stages	6,459	3,243	21,095	11,599
Total pumping hours	12,864	6,458	43,188	24,141
Fleet utilization percentage	83%	77%	88%	78%
Active fleets (1)	13.0	7.3	13.0	9.4
Total fleets (2)	25.0	28.0	25.0	28.0

_____________________________

(1)	Active fleets is the average number of fleets operating during the period. We had 13 and eight active fleets at September 30, 2021 (Successor) and 2020 (Predecessor), respectively.
(2)	Total fleets is the total number of fleets owned at the end of the period.

Total revenue for the third quarter and first nine months of 2021 (Successor) increased by $58.8 million and $73.5 million from the same periods in 2020 (Predecessor). These increases were primarily due to higher activity levels in the second and third quarters of 2021 (Successor) measured by average active fleets, fleet utilization, stages, and pumping hours. These increases were partially offset by lower average pricing and a decrease in the amount of materials we supplied in our jobs.

The number of fracturing stages completed per average active fleet for the third quarter and first nine months of 2021 (Successor) increased by 11.8% and 31.5% from the same periods in 2020 (Predecessor) due to lower activity experienced in the second and third quarters of 2020 related to the pandemic.

Costs of revenue

The following table summarizes our costs of revenue:

	Successor		Predecessor
	Three Months Ended September 30,		Three Months Ended September 30,
	2021		2020

		As a Percent		As a Percent
(Dollars in millions)	Dollars	of Revenue	Dollars	of Revenue
Costs of revenue, excluding depreciation and amortization	$73.6	80.9%	$30.7	95.7%
Depreciation — costs of revenue	12.6	13.9%	16.8	52.3%
Total costs of revenue	$86.2	94.8%	$47.5	148.0%

	Successor		Predecessor
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021		2020

		As a Percent		As a Percent
(Dollars in millions)	Dollars	of Revenue	Dollars	of Revenue
Costs of revenue, excluding depreciation and amortization	$227.3	79.3%	$174.2	81.8%
Depreciation — costs of revenue	39.8	13.9%	56.5	26.5%
Total costs of revenue	$267.1	93.2%	$230.7	108.3%

Total costs of revenue for the third quarter and first nine months of 2021 (Successor) increased by $38.7 million and $36.4 million, respectively from the same periods in 2020 (Predecessor). These changes were primarily due to the changes in our costs of revenue, excluding depreciation and due to lower activity experienced in the second and third quarters of 2020 related to the pandemic.

Costs of revenue, excluding depreciation, for the third quarter and first nine months of 2021 (Successor) increased by $42.9 million and $53.1 million, respectively, from the same periods in 2020 (Predecessor). These increases were due to higher labor and repair costs from operating a higher number of average active fleets partially offset by a decrease in the prices for materials used in the fracturing process, and a decrease in the portion of customers who provide their own proppant and fuel.

Depreciation for our service equipment for the third quarter and first nine months of 2021 (Successor) decreased by $4.2 million and $16.7 million, respectively, from the same periods in 2020 (Predecessor). These decreases were driven primarily by reduced asset values related to our restructuring and Fresh Start accounting in the fourth quarter of 2020 (Predecessor) plus reduced capital expenditures in the first half of 2021(Successor).

Total costs of revenue as a percentage of total revenue for the third quarter of 2021 (Successor) decreased by 53.2 percentage points from 148.0% in 2020 (Predecessor) to 94.8% in 2021 (Successor). Total costs of revenue as a percentage of total revenue for the first nine months of 2021 (Successor) decreased by 15.1 percentage points from 108.3% in 2020 (Predecessor) to 93.2% in 2021 (Successor). These decreases were primarily due to a higher utilization rate of our fleets in the second and third quarters of 2021 (Successor).

Selling, general and administrative expense

Selling, general and administrative expense for the third quarter and first nine months of 2021 (Successor) decreased by $0.1 million and $8.0 million, respectively, from the same periods in 2020 (Predecessor). These decreases were primarily due to lower stock compensation expense, lower bad debt expense, and reduced professional fees; offset by increased wages in the second and third quarters of 2021 (Successor) from higher incentive compensation, higher headcount, and changes in base wages.

Depreciation and amortization

The following table summarizes our depreciation and amortization:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2021	2020	2021	2020
Costs of revenue (1)	$12.6	$16.8	$39.8	$56.5
Other (2)	0.3	1.0	1.1	2.9
Amortization (3)	0.2	—	0.4	—
Total depreciation and amortization	$13.1	$17.8	$41.3	$59.4

_________________________

(1)	Related to service equipment discussed under the “Costs of revenue” heading of this discussion and analysis.
(2)	Related to all long-lived assets other than service equipment.
(3)	Related to amortization of our developed technology intangible asset.

Depreciation and amortization for the third quarter and first nine months of 2021 (Successor) decreased by $4.7 million and $18.1 million, respectively, from the same periods in 2020 (Predecessor). These decreases were driven primarily by reduced asset values related to our restructuring and Fresh Start accounting in the fourth quarter of 2020 (Predecessor) plus reduced capital expenditures in the first half of 2021 (Successor).

Impairments and other charges

The following table summarizes our impairments and other charges:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2021	2020	2021	2020
Transaction and strategic initiative costs	$0.5	$18.5	$1.3	$18.5
Loss (Gain) on contract termination	—	0.3	(0.3)	0.3
Supply commitment charges	—	—	—	9.1
Inventory write-down	—	0.6	—	5.1
Employee severance costs	—	—	—	1.0
Total impairments and other charges	$0.5	$19.4	$1.0	$34.0

Transaction and Strategic Initiative Costs: In the third quarter and first nine months of 2021 (Successor), we incurred $0.5 million and $1.3 million of costs related to strategic initiatives. In the third quarter of 2020 (Predecessor), in preparation for and prior to filing our Chapter 11 Cases, we incurred and paid $7.0 million in legal and professional fees and paid $11.5 million to certain holders of our Term Loan Agreement and Secured Notes pursuant to the Restructuring Support Agreement.

Loss (Gain) on Contract Termination: In the first quarter of 2021 (Successor), we terminated a portion of our operating lease for certain buildings. We recorded a net gain of $0.3 million as a result of this contract termination. In the third quarter of 2020 (Predecessor), we terminated our operating leases for containerized proppant delivery and a sand supply contract. We recorded a net loss of $0.3 million as a result of these contract terminations.

Supply Commitment Charges: The Predecessor Company incurred supply commitment charges when our purchases of sand from certain suppliers were less than the minimum purchase commitments in our supply contracts.

In the third quarter and first nine months of 2020 (Predecessor), we recorded aggregate charges under these supply contracts of zero and $9.1 million, respectively. The purchase shortfalls were largely due to our customers choosing to procure their own sand, often from sand mines closer to their operating areas.

The Company terminated all sand supply contracts upon emergence from bankruptcy. Any amounts due as outlined in the Plan were paid upon emergence and the Company does not expect any future commitment related to these Predecessor contracts.

Inventory Write-downs: In the third quarter and first nine months of 2020 (Predecessor), we recorded $0.6 million and $5.1 million, respectively, of inventory write-downs to reduce excess, obsolete and slow-moving inventory to its estimated net realizable value.

Employee Severance Costs: In the third quarter and first nine months of 2020 (Predecessor), we incurred employee severance costs of zero and $1.0 million, respectively, in connection with our cost reduction measures to mitigate losses from the decline in customer activity levels due to the low commodity price environment.

Asset disposals

In the third quarter of 2021 (Successor), we received $3.1 million of proceeds and recognized a $1.6 million loss on the sale of various assets; the majority of which is from the sale of our Shreveport facility and related assets.

Interest expense, net

Interest expense, net of interest income, for the third quarter and first nine months of 2021 (Successor) decreased by $7.4 million and $21.9 million, respectively, from the same periods in 2020 (Predecessor). These decreases were primarily due to the elimination of the Predecessor Company’s debt and related interest upon emergence from bankruptcy on November 19, 2020.

Extinguishment of debt

In the first nine months of 2020 (Predecessor), we repaid $22.6 million of aggregate principal amount of our Term Loan Agreement using cash on hand and recognized a gain on this debt extinguishment of $2.0 million. The Predecessor Company’s debt was eliminated upon emergence from bankruptcy on November 19, 2020.

Reorganization items

Predecessor expenses, gains and losses that are realized or incurred as of or subsequent to its petition date and as a direct result of the bankruptcy cases are classified as reorganization items in our consolidated statements of operations. We have incurred expenses associated with our bankruptcy proceedings. The following table summarizes our reorganization items:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2021	2020	2021	2020
Terminated executory contracts	—	9.8	—	9.8
Derecognition of unamortized debt discounts and issuance costs	—	2.5	—	2.5
Legal and professional fees	$0.1	$1.4	$0.2	$1.4
Other claims and charges	0.2	—	0.6	—
Total reorganization items	$0.3	$13.7	$0.8	$13.7

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

Reconciliation of Adjusted EBITDA

The following table reconciles our net loss to Adjusted EBITDA:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2021	2020	2021	2020
Net loss	$(10.0)	$(68.7)	$(20.5)	$(131.1)
Interest expense, net	—	7.4	0.2	22.1
Income tax expense	0.1	—	0.2	—
Depreciation and amortization	13.1	17.8	41.3	59.4
Loss on disposal of assets, net	1.6	—	1.6	0.1
Gain on extinguishment of debt, net	—	—	—	(2.0)
Stock-based compensation	0.7	2.8	3.3	9.4
Supply commitment charges	—	—	—	9.1
Inventory write-down	—	0.6	—	5.1
Employee severance costs	—	—	—	1.0
Transaction and strategic initiative costs	0.5	18.5	1.3	18.5
Loss (Gain) on contract termination	—	0.3	(0.3)	0.3
Reorganization items	0.3	13.7	0.8	13.7
Adjusted EBITDA (1)	$6.3	$(7.6)	$27.9	$5.6

_____________________________

(1)	Adjusted EBITDA is a non-GAAP financial measure that we define as earnings before interest, income taxes, and depreciation and amortization; as well as, the following items, if applicable: gain or loss on disposal of assets; debt extinguishment gains or losses; inventory write-downs; stock-based compensation; supply commitment charges; employee severance costs related to corporate-wide cost reduction initiatives; transaction and strategic initiative costs; reorganization items; and gain or loss on contract termination. The most comparable financial measure to Adjusted EBITDA under GAAP is net income or loss. Adjusted EBITDA is used by management to evaluate the operating performance of our business for comparable periods and it is a metric used for management incentive compensation. Adjusted EBITDA should not be used by investors or others as the sole basis for formulating investment decisions, as it excludes a number of important items. We believe Adjusted EBITDA is an important indicator of operating performance because it excludes the effects of our capital structure and certain non-cash items from our operating results. Adjusted EBITDA is also commonly used by investors in the oilfield services industry to measure a company’s operating performance, although our definition of Adjusted EBITDA may differ from other industry peer companies.

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2021 (Successor), we had $87.9 million of cash and cash equivalents and $32.2 million of availability under our revolving credit facility, which resulted in a total liquidity position of $120.1 million. We believe that our cash and cash equivalents, any cash provided by operations, and the availability under our revolving credit facility will be sufficient to fund our operations, capital expenditures, and contractual obligations for at least the next 12 months.

The maximum availability of credit under the credit facility is limited at any time to the lesser of $40 million or the borrowing base. The borrowing base is based on percentages of eligible accounts receivable and is subject to certain reserves. As of September 30, 2021 (Successor), our borrowing base was $36.6 million and therefore our maximum availability under the credit facility was $36.6 million. There were no borrowings outstanding under the credit facility, and letters of credit totaling $4.4 million were issued, resulting in $32.2 million of availability under the credit facility.

Cash Flows

The following table summarizes our cash flows:

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions)	2021	2020
Net income or (loss) adjusted for non-cash items	$25.8	$(34.8)
Changes in operating assets and liabilities	(20.6)	22.8
Cash paid to settle supply commitment charges	—	(18.8)
Net cash provided by (used in) operating activities	5.2	(30.8)
Net cash used in investing activities	(22.7)	(19.2)
Net cash used in financing activities	(1.3)	(20.7)
Net decrease in cash, cash equivalents, and restricted cash	(18.8)	(70.7)
Cash, cash equivalents, and restricted cash at beginning of period	106.7	223.0
Cash and cash equivalents at end of period	$87.9	$152.3

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

Cash flows from operating activities: Net cash provided by operating activities was $5.2 million and $30.8 million in the first nine months of 2021 (Successor) and 2020 (Predecessor), respectively. Cash flows from operating activities consist of net income or loss adjusted for non-cash items, changes in operating assets and liabilities and cash paid to settle supply commitment charges. Net income or loss adjusted for non-cash items resulted in a cash increase of $25.8 million and a cash decrease of $34.8 million in the first nine months of 2021 (Successor) and 2020 (Predecessor), respectively. This change was primarily due to higher earnings in 2021 (Successor) after excluding supply commitment charges. This change was also due to the payments of $7.0 million in legal and professional fees and $11.5 million in 2020 (Predecessor) to certain holders of our Term Loan Agreement and Secured Notes in connection with obtaining their support for the Restructuring Plan. The net change in operating assets and liabilities resulted in a cash decrease of $20.6 million and a cash increase of $22.8 million in the first nine months of 2021 (Successor) and 2020 (Predecessor), respectively. The cash decrease in 2021 (Successor) was due to a build-up of working capital.

Cash flows from investing activities: Net cash used in investing activities was $22.7 million and $19.2 million in the first nine months of 2021 (Successor) and 2020 (Predecessor), respectively. This increase was primarily due to increased capital expenditures in 2021 (Successor).

Cash flows from financing activities: Net cash used in financing activities was $1.3 million and $20.7 million in the first nine months of 2021 (Successor) and 2020 (Predecessor), respectively. In the first nine months of 2021 (Successor) we used $1.3 million of cash to pay taxes related to equity awards. In the first nine months of 2020 (Predecessor) we used $20.6 million of cash to repay long-term debt. The Predecessor Company’s debt was eliminated upon emergence from bankruptcy on November 19, 2020.

Cash Requirements

Contractual Commitments and Obligations

There have been no significant changes to our contractual obligations outside the ordinary course of business since December 31, 2020. Please refer to our annual report on Form 10-K for the year ended December 31, 2020, for additional information regarding our contractual obligations.

Capital expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for the first nine months of 2021 (Successor) represented the amount necessary to support our current operations. We estimate that total capital expenditures in 2021 (Successor) will range from $40 million to $45 million, which will support our operations and includes approximately $13 million of growth capital expenditures to build a new fleet with Tier 4 Dynamic Gas Blending (“DGB”) engines. We have reached an agreement to deploy this fleet to a large U.S. independent E&P Company in the first quarter of 2022, which we believe will provide favorable returns on the capital investment. Total construction costs for the new DGB fleet are expected to be approximately $26.0 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

The following risk factors are provided to update and supplement the corresponding risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

The proposed ProFrac Acquisition, including uncertainty regarding its consummation, subjects us to various risks and uncertainties that could have a material adverse effect on our business, financial condition and reputation, including

●	The efforts and costs to satisfy the closing conditions of the proposed acquisition may place a significant burden on management and internal resources.
●	We could find it more difficult to attract, retain and motivate key personnel during the pendency of the proposed acquisition. Such personnel may perceive uncertainty regarding their future roles in our company following the consummation of the proposed acquisition.
●	Customers, vendors and other third parties with whom we have business relationships could seek to modify, or could elect to not extend, their relationships with us. Such third parties may perceive uncertainty regarding our business following the consummation of the proposed acquisition.
●	We and our directors and officers could be subject to litigation related to the proposed acquisition. Regardless of merit and outcome, lawsuits could require us to incur significant expenses, disrupt our operations and divert management’s time and resources.
●	We have incurred, and expect to incur, legal, insurance, advisory and other transaction fees and expenses in connection with the proposed acquisition. Such costs could increase significantly if there are delays in the consummation of the proposed acquisition.

●	If the merger agreement is terminated under certain specified circumstances, we could be required to pay a $11.7 million fee, which would reduce our working capital and liquidity.
●	The consummation of the ProFrac Acquisition is subject to the satisfaction of a number of conditions, some of which are beyond our control, including approval by our stockholders. There can be no assurance that the ProFrac Acquisition will be consummated on the expected timeline, if at all. If the ProFrac Acquisition is not completed, or is not completed on the expected timeline, the price of our securities could decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number		Description	Form	File Number	Exhibit Number	Filing Date
2.1		Agreement and Plan of Merger, dated as of October 21, 2021 among FTS International, Inc., ProFrac Holdings, LLC and ProFrac Acquisitions, Inc	8-K	001-38382	2.1	October 25, 2021

10.1	*	Voting and Support Agreement, dated as of October 21, 2021, between FTS International, Inc. and THRC Holdings, LP

31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		Inline XBRL Instance Document (the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_____________________________

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTS INTERNATIONAL, INC.

Dated: November 5, 2021	By:	/s/ Michael J. Doss
Michael J. Doss
Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 5, 2021	By:	/s/ Lance D. Turner
Lance D. Turner
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)